Form 10-Q
period 1996-03-31
CABOT SAFETY HOLDINGS CORP
filed 1996-05-15
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


                         Commission file number 33-96190


                        CABOT SAFETY HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                              --------------------


                 Delaware                                     13-3840450
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     One Washington Mall, Eighth Floor
          Boston, Massachusetts                               02108-2610
 (Address of principal executive offices)                     (Zip Code)

                                 (617) 371-4200
              (Registrant's telephone number, including area code)

                              --------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                        CABOT SAFETY HOLDINGS CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD

                              ENDED MARCH 31, 1996


PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
       MARCH 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995                   3-4

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE THREE MONTHS ENDED MARCH 31, 1996, THREE MONTHS ENDED
       MARCH 31, 1995 (PREDECESSOR COMPANY), SIX MONTHS ENDED MARCH
       31, 1996 AND SIX MONTHS ENDED MARCH 31, 1995 (PREDECESSOR COMPANY)  5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (UNAUDITED) FOR THE SIX MONTHS ENDED MARCH 31, 1996
       AND SIX MONTHS ENDED MARCH 31, 1995 (PREDECESSOR COMPANY)           6

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED)                                                         7-9

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10-13


PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                          14
- ------------------------------------
ITEM 2.         CHANGES IN SECURITIES                                      14
- ----------------------------------------
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                            14
- --------------------------------------------------
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS        14
- ----------------------------------------------------------------------
ITEM 5.         OTHER INFORMATION                                          14
- ------------------------------------
ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                           14
- ---------------------------------------------------

SIGNATURE PAGE                                                             15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        CABOT SAFETY HOLDINGS CORPORATION

                             BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)



                                               MARCH 31,      SEPTEMBER 30,
                                                 1996              1995
                                              -----------     -------------
                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                   $  2,447          $  4,707
   Accounts receivable, net                      35,907            28,586
   Inventories                                   28,087            25,914
   Deferred and prepaid expenses                  3,075             2,830
                                               --------          --------

         Total current assets                    69,516            62,037
                                               --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET               54,111            53,069

INTANGIBLE ASSETS, NET                           95,434            92,445

OTHER ASSETS                                      7,120            10,712
                                               --------          --------


         Total assets                          $226,181          $218,263
                                               ========          ========


   The accompanying notes are an integral part of these financial statements.

                        CABOT SAFETY HOLDINGS CORPORATION

              BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                      MARCH 31,    SEPTEMBER 30,
                                                        1996           1995
                                                     -----------   -------------
                                                     (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                  $  7,039       $  5,837
   Accounts payable                                     13,437         13,208
   Accrued liabilities                                  18,696         18,294
   U.S. and foreign income taxes                           731            262
                                                      --------       --------

         Total current liabilities                      39,903         37,601
                                                      --------       --------

LONG-TERM DEBT                                         149,073        146,460

DEFERRED INCOME TAXES                                       --             --

OTHER LIABILITIES                                        2,860          2,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                  --             --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--100,000 shares                  1              1
   Additional paid-in capital                           32,652         32,530
   Retained earnings                                     1,886           (584)
   Foreign currency translation adjustments               (194)             7
                                                      --------       --------

         Total stockholders' equity                     34,345         31,954
                                                      --------       --------

         Total liabilities and stockholders' equity   $226,181       $218,263
                                                      ========       ========


   The accompanying notes are an integral part of these financial statements.

                      CABOT SAFETY HOLDINGS CORPORATION

                                                     STATEMENTS OF OPERATIONS

                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            (Unaudited)

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                         MARCH 31,                           MARCH 31,
                                                 1996              1995               1996              1995
                                               SUCCESSOR        PREDECESSOR         SUCCESSOR       PREDECESSOR
                                                COMPANY           COMPANY            COMPANY           COMPANY
                                               ---------        -----------        ----------       -----------

NET SALES                                       $58,224           $51,551           $112,716          $97,704

COST OF SALES                                    31,991            28,907             62,340           55,182
                                                -------           -------           --------          -------

         Gross profit                            26,233            22,644             50,376           42,522

SELLING AND ADMINISTRATIVE                       16,840            14,415             33,354           28,204

RESEARCH AND TECHNICAL
   SERVICES                                         839               832              1,593            1,585

AMORTIZATION EXPENSE                              1,003             1,399              1,956            2,801

OTHER CHARGES (INCOME), NET                          95              (194)                (3)              12
                                                -------           -------           --------          -------

         Operating income                         7,456             6,192             13,476            9,920

INTEREST EXPENSE, NET                             4,617             1,875              9,068            3,577
                                                -------           -------           --------          -------
         Income before provision for
         income taxes                             2,839             4,317              4,408            6,343

PROVISION FOR INCOME TAXES                        1,138             1,531              1,938            2,343
                                                -------           -------           --------          -------

         Net income                               1,701           $ 2,786              2,470          $ 4,000
                                                                  =======                             =======

PREFERRED STOCK DIVIDEND ACCRUED                  1,532                                3,033
                                                -------                             --------

         Earnings (loss) applicable to
         Common Shareholders                    $   169                             $   (563)
                                                =======                             ========

EARNINGS (LOSS) PER COMMON SHARE                $  1.69                             $  (5.63)
                                                =======                             ========


   The accompanying notes are an integral part of these financial statements.

                      CABOT SAFETY HOLDINGS CORPORATION

                                                     STATEMENTS OF CASH FLOWS

                                                      (DOLLARS IN THOUSANDS)

                                                            (Unaudited)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          1996              1995
                                                                                        SUCCESSOR        PREDECESSOR
                                                                                         COMPANY           COMPANY
                                                                                       ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $ 2,470          $ 4,000
   Adjustments to reconcile net income to cash provided by operating activities-
     Depreciation and amortization                                                         6,058            6,318
     Deferred income taxes                                                                    --              194
     Other, net                                                                               20              143
     Changes in assets and liabilities-
       Accounts receivable                                                                (6,225)          (2,198)
       Inventory                                                                            (911)          (1,235)
       Accounts payable and accruals                                                      (1,751)          (1,055)
       Other, net                                                                          1,479            1,366
                                                                                         -------          -------

              Net cash provided by operating activities                                    1,140            7,533
                                                                                         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for Eastern Safety                                                           (6,636)              --
   Eastern Safety escrow deposit                                                           3,000               --
   Additions to property, plant and equipment                                             (4,040)          (5,320)
   Proceeds provided by disposals of property, plant and equipment                            --                4
                                                                                         -------          -------

              Net cash used by investing activities                                       (7,676)          (5,316)
                                                                                         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of shareholder notes                                                            123               --
   Increase in revolving credit facility, net                                              6,800               --
   Repayment of term loans                                                                (2,480)              --
   Repayment of external long-term debt                                                      (75)             (49)
   Increase in note payable to Cabot Corporation, net                                         --            5,338
   Increase in intercompany receivables, net                                                  --           (6,898)
                                                                                         -------          -------

              Net cash provided (used) by financing activities                             4,368           (1,609)
                                                                                         -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (92)             376
                                                                                         -------          -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (2,260)             984

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             4,707            2,020
                                                                                         -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 2,447          $ 3,004
                                                                                         =======          =======

CASH PAID FOR:
   Interest                                                                              $ 8,914          $ 1,041
                                                                                         =======          =======
   Income taxes                                                                          $   407          $   640
                                                                                         =======          =======

   The accompanying notes are an integral part of these financial statements.

                        CABOT SAFETY HOLDINGS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

(1)    CONSOLIDATED FINANCIAL STATEMENTS

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K.

(2)    BASIS OF PRESENTATION

       For periods prior to July 11, 1995, the accompanying financial statements represent the combined results and financial position of Cabot Safety Corporation (CSC) and certain affiliates (Predecessor) all of which were wholly owned by Cabot Corporation (Cabot). On July 11, 1995, Cabot sold substantially all of the assets and certain liabilities of the Predecessor to Cabot Safety Holdings Corporation (Holdings) as described in Note 3. Financial statements for periods subsequent to July 11, 1995 represent the consolidated financial statements of Holdings and subsidiaries (Successor). References to the Company refer to the Predecessor prior to the acquisition and the Successor postacquisition. All significant intercompany transactions and balances have been eliminated.

       Separate financial statements of CSC are not presented because they do not provide any additional information from what is presented in the financial statements of Holdings that would be material to the holders of the senior subordinated notes (see Note 6).

(3)    ACQUISITION AND FINANCING

       Holdings was formed by Vestar Equity Partners, L.P. (Vestar) in June 1995 to effect the acquisition of substantially all of the assets and liabilities of CSC and its subsidiaries (the Acquisition). CSC was wholly owned by Cabot prior to the Acquisition. The acquisition closed on July 11, 1995, when Holdings acquired substantially all of the assets and certain liabilities of CSC for cash, preferred stock and a 42.5% common equity interest in Holdings. Holdings immediately contributed the acquired assets and liabilities to CSC, a wholly owned subsidiary of Holdings, pursuant to an asset transfer agreement dated June 13, 1995. The Company, as the surviving entity, continues to be named Cabot Safety Corporation. Holdings has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of CSC.

       The Acquisition has been accounted for as a purchase transaction effective as of July 11, 1995, in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions, and accordingly, the consolidated financial statements for the periods subsequent to July 11, 1995 reflect the purchase price, including transaction costs, allocated to tangible and

CABOT SAFETY HOLDINGS CORPORATION

(3)    ACQUISITION AND FINANCING (CONT'D)

       intangible assets acquired and liabilities assumed, based on their estimated fair values as of July 11, 1995, which may be revised at a later date. The valuation of assets and liabilities acquired reflect carryover basis for the percentage ownership retained by Cabot.

(4)    SIGNIFICANT ACCOUNTING POLICIES

       Income Taxes. The Company utilizes the liability method to account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the tax basis of assets and liabilities, given the provisions of the enacted tax laws.

       Intangible Assets. Intangible assets consist primarily of the costs of patents and trademarks purchased in business acquisitions. Intangible assets are amortized on the straight-line basis over either 25 years or an estimated useful life, whichever is shorter.

       Earnings Applicable to Common Shareholders. Net income per common share has been computed by dividing earnings applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period.

(5)    INVENTORIES

       Inventories consisted of the following (dollars in thousands):
                                        MARCH 31,   SEPTEMBER 30,
                                          1996          1995
                                      (unaudited)

        Raw materials                   $10,606       $ 8,371
        Work in process                   3,598         3,332
        Finished goods                   13,883        14,211
                                        -------       -------

                                        $28,087       $25,914
                                        =======       =======

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(6)    DEBT

       In July 1995, CSC entered into a credit agreement (the Agreement) that provides for secured borrowings from a syndicate of lenders consisting of
       (i) a Revolving Credit Facility providing for up to $25.0 million and
       (ii) Term Loans denominated in U.S., Canadian, and British currencies aggregating $45.0 million. In addition, CSC issued $100.0 million of Senior Subordinated Notes due 2005 (Notes). Under the terms of both the Agreement and the Note indenture, CSC is required to comply with certain financial covenants and

CABOT SAFETY HOLDINGS CORPORATION

(6)    DEBT (CONT'D)

       restrictions with which CSC was in compliance at March 31, 1996. At March 31, 1996, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $40.8 million and $10.6 million, respectively.

(7)    PREFERRED STOCK

       The preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded daily. At March 31, 1996 the redemption value was $45.0 million plus accrued dividends of $4.3 million.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company is a defendant in various lawsuits and administrative proceedings which are being handled in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

       During fiscal 1995, the Company became aware that its French subsidiary has been delinquent in the remittance of value-added tax payments to the French government. The Company believes that any required tax payments and attendant penalties will not have a material adverse effect on the Company's financial condition or results of operations.

(9)    ACQUISITION

       On January 3, 1996, the Company acquired the stock of Eastern Safety Equipment Co., Inc. (Eastern) for $6.9 million. In addition, the Company entered into noncompete and consulting agreements that provide an aggregate of $1.0 million in consideration to the former controlling stockholder of Eastern. The transaction has been accounted for using the purchase method of accounting. The pro forma impact of the transaction is not material to the results of the periods presented and therefore has not been included.

       At December 31, 1995, the Company had $3.0 million in deposit pursuant to an escrow agreement with the former stockholders of Eastern. These funds together with additional borrowings under the revolving credit agreement were used to fund the acquisition.

(10)   SUBSEQUENT EVENT

       On April 25, 1996, the Company announced the signing of a definitive agreement to acquire Peltor Holding AB, of Varnamo, Sweden for total consideration of $90 million, subject to due diligence, regulatory approvals and other customary conditions. It is anticipated that the transaction will be completed before the end of June, 1996. The Company intends to finance the purchase through additional bank borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

The consolidated balance sheet of the Company at March 31, 1996 reflects allocation of the purchase price to the assets acquired. Operating results subsequent to the Acquisition are comparable to prior periods, with the exception of depreciation expense and amortization of intangible assets.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Net Sales. Net sales in the three months ended March 31, 1996 increased 12.9% to $58.2 million from $51.6 million in the three months ended March 31, 1995. The increase in net sales was due to increased sales by both Safety Products and Specialty Composites. Safety Products' net sales in the three months ended March 31, 1996 increased 13.3% to $49.2 million from $43.4 million in the three months ended March 31, 1995. This increase was primarily the result of (i) the acquisition of Eastern Safety which contributed $3.3 million in revenues, (ii) an increase in hearing product sales due to the continued success of the company's Express product and better pricing, and (iii) increased pricing of Eye & Face and Respiratory products. Specialty Composites' net sales in the three months ended March 31, 1996 increased 11.0% to $9.0 million from $8.1 million in the three months ended March 31, 1995. This increase was primarily the result of increased demand for the Company's products by precision equipment manufacturers and health care product manufacturers.

Gross Profit. Gross profit in the three months ended March 31, 1996 increased 15.8% to $26.2 million from $22.6 million in the three months ended March 31, 1995. This increase was due to a combination of increased volumes and higher prices which more than offset material cost increases which occurred in earlier periods. Gross profit as a percentage of net sales in the three months ended March 31, 1996 was 45.1% as compared to 43.9% in the three months ended March 31, 1995. Such percentage increased as the benefit of higher volumes and prices more than offset the inclusion of Eastern Safety's sales which are at lower margins.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended March 31, 1996 increased 16.8% to $16.8 million from $14.4 million in the three months ended March 31, 1995. This increase was the result of increases in the Company's sales force which primarily occurred throughout Fiscal 1995, higher incentive costs, and increases in administrative expenses resulting from the Formation Acquisition. Selling and administrative expenses as a percentage of sales in the three months ended March 31, 1996 increased to 28.9% of sales as compared to 28.0% of sales in the three months ended March 31, 1995. This was primarily a result of the higher incentive and administrative costs.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended March 31, 1996 were essentially flat at $0.8 million. While the Company has increased the product development effort towards new products this has been partially funded by decreased work on process and production engineering.

Operating Income. Primarily as a result of the factors discussed above, operating income in the three months ended March 31, 1996 increased 20.4% to $7.5 million from $6.2 million in the three months ended March 31, 1995.

Interest Expenses, Net. Interest expense, net, is not comparable with prior periods as a result of the financing related to the Formation Acquisition. Interest expense for the successor company for the three months ended March 31, 1996 was $4.6 million, reflecting the increased levels of debt.

Net Income. The significant improvement in operating results was more than offset by higher interest expense resulting in net income for the three months ended March 31, 1996 decreasing 39.0% to $1.7 million from $2.8 million in the three months ended March 31, 1995.


SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

Net Sales. Net sales in the six months ended March 31, 1996 increased 15.4% to $112.7 million from $97.7 million in the six months ended March 31, 1995. The increase in net sales was due to increased sales by both Safety Products and Specialty Composites. Safety Products' net sales in the six months ended March 31, 1996 increased 12.9% to $92.5 million from $82.0 million in the six months ended March 31, 1995. This increase was primarily the result of (i) the acquisition of Eastern Safety which contributed $3.3 million in revenue, (ii) an increase in hearing product sales due to the continued success of the Company's Express product and better pricing, and (iii) increased pricing of Eye & Face and Respiratory products. Growth at Safety Products was also aided by continued growth in sales to the Far East and Latin America as well as growth in new areas such as Health Care distributors. Specialty Composites' net sales in the six months ended March 31, 1996 increased 28.5% to $20.2 million from $15.7 million in the six months ended March 31, 1995. This increase was primarily the result of a $2.3 million shipment to a supplier of Sea Wolf submarines as well as to increased demand for the Company's products by precision equipment manufacturers and health care product manufacturers.

Gross Profits. Gross profits in the six months ended March 31, 1996 increased 18.5% to $50.4 million from $42.5 million in the six months ended March 31, 1995. This increase was due to a combination of increased volumes and higher prices, which more than offset material cost increases that occurred in earlier periods. Gross profit as a percentage of net sales in the six months ended March 31, 1996 was 44.7% as compared to 43.5% in the six months ended March 31, 1995. Such percentage increased as the benefit of higher volumes and prices more than offset the inclusion of Eastern Safety's sales which are at lower margins.

Selling and Administrative Expenses. Selling and administrative expenses in the six months ended March 31, 1996 increased 18.3% to $33.4 million from $28.2 million in the six months ended March 31, 1995. This increase was the result of increases in the Company's sales force which primarily occurred throughout Fiscal 1995, higher incentive costs, and increases in administrative expenses resulting from the Formation Acquisition. Selling and administrative expenses as a percentage of sales in the six months ended March 31, 1996 increased to 29.6% of sales as compared to 28.9% of sales in the six months ended March 31, 1995. This was primarily a result of the higher incentive and administrative costs.

Research and Technical Service Expenses. Research and technical service expenses in the six months ended March 31, 1996 were essentially flat at $1.6 million. While the Company has increased the product development effort towards new products, this has been partially funded by decreased work on process and production engineering.

Amortization Expense. Amortization expense decreased by 30.2% to $2.0 million as the increase in amortization resulting from the allocation of the purchase price to intangibles was more than offset by the absence of amortization of a non-compete with the former owner of the AOSafety[Registered Trademark] Division due to its expiration in May, 1995.

Operating Income. Primarily as a result of the factors discussed above, operating income in the six months ended March 31, 1996 increased 35.9% to $13.5 million from $9.9 million in the six months ended March 31, 1995.

Interest Expense, Net. Interest expense, net, is not comparable with prior periods as a result of the financing related to the Formation Acquisition. Interest expense for the successor company for the six months ended March 31, 1996 was $9.1 million, reflecting the increased levels of debt.

Net Income. The significant improvement in operating results was more than offset by higher interest expense resulting in net income for the six months ended March 31, 1996 decreasing 38.3% to $2.5 million from $4.0 million in the six months ended March 31, 1995.


EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and in Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of the product costs are dollar denominated. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. In the six months ended March 31, 1996, the dollar declined in value relative to most other currencies. The Company estimated that these changes had the effect of increasing operating profit by $0.3 million in the six months ended March 31, 1996 compared to the six months ended March 31, 1995.


EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service and capital expenditures.

The required amortization payments under the senior secured credit facilities provided to the Company by Bankers Trust Corporation, the First National Bank of Boston, Chemical Bank and Fleet Bank of Connecticut, N.A. (the "Senior Bank Facilities") will be: $3.2 million in the remaining period in fiscal 1996, $8.1 million in fiscal 1997, $10.0 million in fiscal 1998, $10.6 million in fiscal 1999, and $9.4 million in fiscal 2000. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Company's outstanding 12 1/2% Senior Subordinated Notes Due 2005 (the "Notes") until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $4.0 million for the six months ended March 31, 1996, as compared to $5.3 million for the six months ended March 31, 1995. Included in capital expenditures for the six months ended March 31, 1996 were $1.2 million spent on the casting line under construction at the Company's Newark, Delaware facility and $1.8 million spent on management information systems.

The Company's capital spending is of a relatively short duration, with the complete commitment process involving less than one year. Exceptions to this circumstance are the Company's casting line at its Newark, Delaware facility, with respect to which an additional $0.4 million is scheduled to be spent during the Company's 1996 fiscal year, and the worldwide information system to which an additional $0.5 million to $0.75 million is anticipated to be spent during the Company's 1996 fiscal year.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the six months ended March 31, 1996 totaled $1.1 million as compared to $7.5 million for the six months ended March 31, 1995. This decrease was primarily due to the semi-annual interest payment on the Notes.

Net cash used by investing activities for the six months ended March 31, 1996 was $7.7 million, as compared to $5.3 million for the six months ended March 31, 1995, principally due to the acquisition of Eastern Safety Equipment Co. Inc. Net cash provided by financing activities for the six months ended March 31, 1996 was $4.4 million as compared to a use of $1.6 million for the six months ended March 31, 1995. This increase was primarily due to additional borrowing in order to finance the acquisition of Eastern Safety Equipment Co. Inc.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements in the long term, although there can be no assurances that existing levels of sales and profitability, and therefore cash flow, will be maintained in the future. While softness in certain European economies may impede the Company's growth there, the outlook for most other operations remains positive. Levels of sales and profitability will be impacted by continued new product development, worldwide economic conditions, and competitive pressures. In addition, the Company may make selective acquisitions and would rely on internally generated funds, and, to the extent necessary, on borrowings up to $15.0 million under such revolving credit facility or from other sources to finance such acquisitions. In January 1996, the Company borrowed $6.8 million under the revolving credit facility available under the Senior Bank Facilities to finance in part the $8.0 million acquisition of all of the outstanding capital stock of Eastern Safety Equipment Co., Inc., whose annual revenues are approximately $14 million. The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes.

The terms of the Senior Credit Facilities generally prohibit the Company from declaring or paying dividends, and from making loans or advances, to Holdings, except for de minimis funds, which the Company may pay to Holdings to cover taxes and expenses incurred by Holdings in the ordinary course of business. The Company is similarly restricted under the terms of the Notes.

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after Old Cabot Safety Corporation's acquisition of the AOSafety[Registered Trademark] Division in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators manufactured by American Optical Corporation prior to the acquisition of the AOSafety[Registered Trademark] Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot Corporation have entered into an arrangement relating to certain respirator claims asserted prior to the Acquisition closing date, pursuant to which the Company is indemnified by Old Cabot Safety Corporation in respect of such claims.


Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1996                  CABOT SAFETY HOLDINGS CORPORATION

                                    /s/  Bryan J. Carey
                                    ----------------------------------------
                                    Bryan J. Carey
                                    Vice President, Chief Financial Officer, Treasurer and Assistant
                                    Secretary

                                    /s/  Bryan J. Carey
Date: May 15, 1996                  ----------------------------------------
                                    Bryan J. Carey
                                    Vice President, Chief Financial Officer, Treasurer and Assistant
                                    Secretary (Principal Financial Officer)