Form 10-Q
period 1996-06-30
AEARO CORP
filed 1996-08-14
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


                         Commission file number 33-96190

                                Aearo Corporation
                  (Formerly Cabot Safety Holdings Corporation)
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

                                AEARO CORPORATION
                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1996


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------

      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
      JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995                   3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE THREE MONTHS ENDED JUNE 30, 1996, THREE MONTHS ENDED
      JUNE 30, 1995 (PREDECESSOR COMPANY), NINE MONTHS ENDED JUNE 30,
      1996 AND NINE MONTHS ENDED JUNE 30, 1995 (PREDECESSOR COMPANY)     5

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (UNAUDITED) FOR THE NINE MONTHS ENDED JUNE 30, 1996
      AND NINE MONTHS ENDED JUNE  30, 1995 (PREDECESSOR COMPANY)         6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (UNAUDITED)                                                        7-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10-14
          ---------------------------------------------


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.   LEGAL PROCEEDINGS                                              15
- ---------------------------

ITEM 2.   CHANGES IN SECURITIES                                          15
- -------------------------------

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                15
- -----------------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS            15
- -------------------------------------------------------------

ITEM 5.   OTHER INFORMATION                                              15
- ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               15
- ------------------------------------------

SIGNATURE PAGE                                                           16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
                                AEARO CORPORATION

                             BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)

                                          JUNE, 30,      SEPTEMBER 30,
                                             1996            1995
                                         -----------     -------------
                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents              $ 10,764         $  4,707
   Accounts receivable, net                 44,652           28,586
   Inventories                              36,820           25,914
   Deferred and prepaid expenses             2,623            2,830
                                          --------         --------

         Total current assets               94,859           62,037
                                          --------         --------

PROPERTY, PLANT AND EQUIPMENT, NET          67,013           53,069

INTANGIBLE ASSETS, NET                     164,418           92,445

OTHER ASSETS                                10,410           10,712
                                          --------         --------

         Total assets                     $336,700         $218,263
                                          ========         ========



   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION


                               BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 JUNE, 30,      SEPTEMBER 30,
                                                                   1996             1995
                                                                -----------     -------------
                                                                (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                             $  8,075          $  5,837
   Accounts payable                                                15,847            13,208
   Accrued liabilities                                             28,779            18,294
   U.S. and foreign income taxes                                    5,542               262
                                                                 --------          --------

         Total current liabilities                                 58,243            37,601
                                                                 --------          --------

LONG-TERM DEBT                                                    238,959           146,460

DEFERRED INCOME TAXES                                                 405                 -

OTHER LIABILITIES                                                   2,845             2,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                              -                 -
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--June 30, 1996: 100,100 shares:
     September 30, 1995: 100,000 shares                                 1                 1
   Additional paid-in capital                                      32,720            32,530
   Retained earnings                                                2,690              (584)
   Foreign currency translation adjustments                           837                 7
                                                                 --------          --------

         Total stockholders' equity                                36,248            31,954
                                                                 --------          --------

         Total liabilities and stockholders' equity              $336,700          $218,263
                                                                 ========          ========



   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                                              STATEMENTS OF OPERATIONS

                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    (Unaudited)


                                         FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,

                                            1996           1995               1996             1995
                                         SUCCESSOR      PREDECESSOR        SUCCESSOR       PREDECESSOR
                                          COMPANY         COMPANY           COMPANY          COMPANY
                                         ---------      -----------        ---------       -----------

NET SALES                                 $64,596         $54,101          $177,312         $151,805

COST OF SALES                              35,518          30,333            97,858           85,515
                                          -------         -------          --------         --------

        Gross profit                       29,078          23,768            79,454           66,290

SELLING AND ADMINISTRATIVE                 19,408          14,773            52,762           42,977

RESEARCH AND TECHNICAL
 SERVICES                                     678             614             2,271            2,199

AMORTIZATION EXPENSE                        1,395           1,396             3,351            4,197

OTHER CHARGES (INCOME), NET                   349             694               346              706
                                          -------         -------          --------         --------

        Operating income                    7,248           6,291            20,724           16,211

INTEREST EXPENSE, NET                       5,120           1,923            14,188            5,427
                                          -------         -------          --------         --------

        Income before provision for
        income taxes                        2,128           4,441             6,536           10,784

PROVISION FOR INCOME TAXES                  1,324           1,923             3,262            4,266
                                          -------         -------          --------         --------

        Net income                            804         $ 2,518             3,274         $  6,518
                                                          =======                           ========

PREFERRED STOCK DIVIDEND ACCRUED                                              4,615
                                            1,582
                                          -------                          --------

        Earnings (loss) applicable to
        Common Shareholders               $  (778)                         $ (1,341)
                                          =======                          ========

EARNINGS (LOSS) PER COMMON SHARE          $ (7.78)                         $ (13.41)
                                          =======                          ========



   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                                              STATEMENTS OF CASH FLOWS

                                               (DOLLARS IN THOUSANDS)

                                                   (Unaudited)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       1996           1995
                                                                                     SUCCESSOR     PREDECESSOR
                                                                                      COMPANY        COMPANY
                                                                                     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  3,274        $ 6,518
   Adjustments to reconcile net income to cash provided by operating activities-
     Depreciation and amortization                                                      9,491          9,262
     Deferred income taxes                                                                  -            428
     Other, net                                                                            26            160
     Changes in assets and liabilities-
       Accounts receivable                                                             (3,470)        (3,276)
       Inventory                                                                          373            813
       Accounts payable and accruals                                                    2,578          1,221
       Other, net                                                                        (541)        (2,650)
                                                                                     --------        -------

              Net cash provided by operating activities                                11,731         12,473
                                                                                     --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for Acquisitions:
            Peltor A.B.                                                               (83,555)             -
            Eastern Safety                                                             (6,636)             -
   Eastern Safety escrow deposit                                                        3,000              -
   Additions to property, plant and equipment                                          (6,510)        (9,400)
   Proceeds provided by disposals of property, plant and equipment                          -              4
                                                                                     --------        -------

              Net cash used by investing activities                                   (93,701)        (9,396)
                                                                                     --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                                60
   Repayment of shareholder notes                                                         130              -
   Decrease in revolving credit facility, net                                          (3,800)             -
   Increase in term loans, net                                                         96,216              -
   Repayment of external long-term debt                                                (5,254)           (83)
   Increase in note payable to Cabot Corporation, net                                       -            282
   Increase in intercompany receivables, net                                                -         (3,629)
                                                                                     --------        -------

              Net cash provided (used) by financing activities                         87,352         (3,430)
                                                                                     --------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   675            116
                                                                                     --------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        6,057           (234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,707          2,020
                                                                                     --------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 10,764        $ 1,786
                                                                                     ========        =======

CASH PAID FOR:
   Interest                                                                          $ 10,471        $ 1,797
                                                                                     ========        =======
   Income taxes                                                                      $    746        $ 3,079
                                                                                     ========        =======

   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

(2)  BASIS OF PRESENTATION

     For periods prior to July 11, 1995, the accompanying financial statements represent the combined results and financial position of Cabot Safety Corporation (CSC) and certain affiliates (Predecessor) all of which were wholly owned by Cabot Corporation (Cabot). On July 11, 1995, Cabot sold substantially all of the assets and certain liabilities of the Predecessor to Aearo Corporation (formerly Cabot Safety Holdings Corporation) as described in Note 3 (Formation Acquisition). Financial statements for periods subsequent to July 11, 1995 represent the consolidated financial statements of Aearo Corporation and subsidiaries (Successor). References to the Company refer to the Predecessor prior to the acquisition and the Successor postacquisition. All significant intercompany transactions and balances have been eliminated.

     Separate financial statements of CSC are not presented because they do not provide any additional information from what is presented in the financial statements of Aearo Corporation that would be material to the holders of the senior subordinated notes (see Note 6).

(3)  ACQUISITION AND FINANCING

     Aearo Corporation was formed by Vestar Equity Partners, L.P. (Vestar) in June 1995 to effect the acquisition of substantially all of the assets and liabilities of CSC and its subsidiaries (the Acquisition). CSC was wholly owned by Cabot prior to the Acquisition (Old CSC). The Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of CSC for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation. Aearo Corporation immediately contributed the acquired assets and liabilities to CSC, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated June 13, 1995. Aearo Corporation has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of CSC.

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

AEARO CORPORATION

(3)  ACQUISITION AND FINANCING (CONT'D)

     intangible assets acquired and liabilities assumed, based on their estimated fair values as of July 11, 1995, which may be revised at a later date. The valuation of assets and liabilities acquired reflect carryover basis for the percentage ownership retained by Cabot.

(4)  SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes. The Company utilizes the liability method to account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard determines deferred income taxes based on the estimated future tax effects of any differences between the financial statement and the tax basis of assets and liabilities, given the provisions of the enacted tax laws. The primary difference between the provision calculated at statutory rates and the amounts reflected in the statements of operations is attributable to non-deductible goodwill and charges related to the allocation of the Peltor purchase price to inventory.

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

(5)  INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                     JUNE 30,          SEPTEMBER 30,
                                       1996                1995
                                    (unaudited)

        Raw materials                 $12,731            $ 8,371
        Work in process                 6,290              3,332
        Finished goods                 17,799             14,211
                                      -------            -------
                                      $36,820            $25,914
                                      =======            =======

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(6)  DEBT

     In July 1995, CSC issued $100.0 million of Senior Subordinated Notes due 2005 (Notes). On May 30, 1996 CSC amended and restated its credit agreement (the Agreement) that provides for secured borrowings (the Senior Bank Facilities) from a syndicate of lenders consisting of (i) a secured term loan facility consisting of an A tranche and a B tranche providing for up to $90 million of A Term Loans and $50 million of B Term Loans; a portion of the A tranche is denominated in U.S., British, Canadian and German currencies and (ii) a Revolving Credit Facility providing for up to $25 million of revolving loans. Under the terms of both the Agreement and the
     Note indenture, CSC is required to comply with certain financial covenants and

AEARO CORPORATION

(6)  DEBT (CONT'D)

     restrictions with which CSC was in compliance at June 30, 1996. At June 30, 1996, the amounts outstanding on Term Loan A and Term Loan B were $91.1 million and $50.0 million, respectively. There was no borrowing on the Revolving Credit Facility.

(7)  PREFERRED STOCK

     The preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded daily. At June 30, 1996 the redemption value was $45.0 million plus accrued dividends of $5.9 million.

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

     On May 30, 1996, the Company acquired Peltor Holding AB (Peltor) for approximately $86.0 million, subject to final closing adjustments, as defined. The transaction was accounted for using the purchase method of accounting. In connection with the acquisition of Peltor, the Company borrowed an additional $86.0 million under the Senior Bank Facilities, as amended.

     Unaudited pro forma operating results of the Company for the nine months ended June 30, 1996 as adjusted for the debt financing and estimated effects of the Peltor and Eastern acquisitions as if they occurred on October 1, 1995, are as follows (dollars in thousands):

          Net Sales                         $207,576
          Net Income                        $  1,604
          Loss Applicable to
            Common Shareholders             $ (3,011)

          Net Loss per Share                $ (30.11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Net Sales. Net sales in the three months ended June 30, 1996 increased 19.4% to $64.6 million from $54.1 million in the three months ended June 30, 1995. The increase in net sales was due to increased sales by both Safety Products and Specialty Composites. Safety Products' net sales in the three months ended June 30, 1996 increased 22.1% to $55.2 million from $45.2 million in the three months ended June 30, 1995. This increase was primarily the result of the acquisition of Eastern and Peltor which contributed $3.8 million and $3.9 million, respectively, in revenues and increased pricing and volume of Eye & Face products. Specialty Composites' net sales in the three months ended June 30, 1996 increased 4.9% to $9.4 million from $8.9 million in the three months ended June 30, 1995. This increase was primarily the result of increased demand for the Company's products by precision equipment manufacturers which was partially offset by decreased demand from transportation manufacturers.

Gross Profit. Gross profit in the three months ended June 30, 1996 increased 22.3% to $29.1 million from $23.8 million in the three months ended June 30, 1995. This increase was due to a combination of increased volumes and higher prices which more than offset material cost increases which occurred in earlier periods. Gross profit as a percentage of net sales in the three months ended June 30, 1996 was 45.0% as compared to 43.9% in the three months ended June 30, 1995. Such percentage increased as the benefit of higher volumes and prices more than offset the inclusion of Eastern's sales which are at lower margins and a $0.5 million charge reflecting the allocation of the purchase price of Peltor to inventory.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended June 30, 1996 increased 31.4% to $19.4 million from $14.8 million in the three months ended June 30, 1995. This increase was the result of increases in the Company's sales force which primarily occurred throughout Fiscal 1995, higher incentive costs, and increases in administrative expenses resulting from the Formation Acquisition and $0.8 million of costs associated with the company's abandoned efforts at an initial public offering (IPO). Selling and administrative expenses as a percentage of sales in the three months ended June 30, 1996 increased to 30.0% of sales as compared to 27.3% of sales in the three months ended June 30, 1995. This was primarily a result of the higher incentive and administrative costs including the abandoned IPO.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended June 30, 1996 were essentially flat at $0.6 million. While the Company has increased its product development efforts, this has been partially funded by decreased work on process and production engineering.

Operating Income. Primarily as a result of the factors discussed above, operating income in the three months ended June 30, 1996 increased 15.2% to $7.2 million from $6.3 million in the three months ended June 30, 1995.

Interest Expenses, Net. Interest expense, net, is not comparable with prior periods as a result of the financing related to the Formation Acquisition. Interest expense for the successor company for the three months ended June 30, 1996 was $5.1 million, reflecting the increased levels of debt.

Net Income. The significant improvement in operating results was more than offset by higher interest expense resulting in net income for the three months ended June 30, 1996 decreasing 68.1% to $0.8 million from $2.5 million in the three months ended June 30, 1995.


NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

Net Sales. Net sales in the nine months ended June 30, 1996 increased 16.8% to $177.3 million from $151.8 million in the nine months ended June 30, 1995. The increase in net sales was due to increased sales by both Safety Products and Specialty Composites. Safety Products' net sales in the nine months ended June 30, 1996 increased 15.9% to $147.3 million from $127.1 million in the nine months ended June 30, 1995. This increase was primarily the result of (i) the acquisitions of Eastern and Peltor which contributed $11.0 million in revenue,
(ii) an increase in hearing product sales due to the continued success of the Company's Express product and better pricing, and (iii) increased pricing and volume of Eye & Face products. Growth at Safety Products was also aided by continued growth in sales to the Far East and Latin America. Specialty Composites' net sales in the nine months ended June 30, 1996 increased 19.9% to $30.0 million from $24.7 million in the nine months ended June 30, 1995. This increase was partially the result of a $2.3 million shipment to a supplier of Sea Wolf submarines as well as to increased demand for the Company's products by precision equipment manufacturers and health care product manufacturers.

Gross Profits. Gross profits in the nine months ended June 30, 1996 increased 19.9% to $79.5 million from $66.2 million in the nine months ended June 30, 1995. This increase was due to a combination of increased volumes and higher prices, which more than offset material cost increases that occurred in earlier periods. Gross profit as a percentage of net sales in the nine months ended June 30, 1996 was 44.8% as compared to 43.7% in the nine months ended June 30, 1995. Such percentage increased as the benefit of higher volumes and prices more than offset the inclusion of Eastern's sales which are at lower margins and a $0.5 million charge reflecting the allocation of the purchase price of Peltor to inventory.

Selling and Administrative Expenses. Selling and administrative expenses in the nine months ended June 30, 1996 increased 22.8% to $52.8 million from $43.0 million in the nine months ended June 30, 1995. This increase was the result of increases in the Company's sales force which primarily occurred throughout Fiscal 1995, higher incentive costs, and increases in administrative expenses resulting from the Formation Acquisition and $0.8 million of costs associated with the company's abandoned efforts at an IPO. Selling and administrative expenses as a percentage of sales in the nine months ended June 30, 1996 increased to 29.8% of sales as compared to 28.3% of sales in the nine months ended June 30, 1995. This was primarily a result of the higher incentive and administrative costs including the abandoned IPO.

Research and Technical Service Expenses. Research and technical service expenses in the nine months ended June 30, 1996 were essentially flat at $2.2 million. While the Company has increased the product development effort towards new products, this has been partially funded by decreased work on process and production engineering.

Amortization Expense. Amortization expense decreased by 20.2% to $3.4 million as the increase in amortization resulting from the allocation of the purchase price to intangibles was more than offset by the absence of amortization of a non-compete with the former owner of the AOSafety[Registered Trademark]
Division due to its expiration in May, 1995.

Operating Income. Primarily as a result of the factors discussed above, operating income in the nine months ended June 30, 1996 increased 27.8% to $20.7 million from $16.2 million in the nine months ended June 30, 1995.

Interest Expense, Net. Interest expense, net, is not comparable with prior periods as a result of the financing related to the Formation Acquisition. Interest expense for the successor company for the nine months ended June 30, 1996 was $14.2 million, reflecting the increased levels of debt.

Net Income. The significant improvement in operating results was more than offset by higher interest expense resulting in net income for the nine months ended June 30, 1996 decreasing 49.8% to $3.3 million from $6.5 million in the nine months ended June 30, 1995.


EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and in Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of the product costs are dollar denominated. As a result, a decline in the value of the dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. In the nine months ended June 30, 1996, the dollar strengthened in value relative to most other currencies. The Company estimates that these changes had the effect of decreasing operating profit by $0.4 million in the three months ended June 30, 1996 compared to the three months ended June 30, 1995 and decreasing operating profit by $0.2 million in the nine months ended June 30, 1996 compared to the nine months ended
June 30, 1995.


EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service and capital expenditures.

The required amortization payments under the Senior Bank Facilities are: $2.0 million for the balance of fiscal 1996, $8.2 million in fiscal 1997, $10.6 million in fiscal 1998, $13.0 million in fiscal 1999, and $16.0 million in fiscal 2000, $20.7 million in fiscal 2001, $34.4 in fiscal 2002 and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank

Facilities and the Notes. The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $13.2 million for the year ended September 30, 1995 and $6.5 million for the nine months ended June 30, 1996 as compared to $4.5 million for the year ended September 30, 1994 and $9.4 million for the nine months ended June 30, 1995. Included in capital expenditures for the year ended September 30, 1995 and the nine months ended June 30, 1996 are $3.6 and $1.4 million, respectively, spent on the casting line under construction at the Company's Newark, Delaware facility and $4.1 million and $2.4 million, respectively, spent on management information systems. In fiscal 1992 and 1993, capital expenditures were $5.1 million and $9.0 million, respectively.

The Company's capital spending is of a relatively short duration, with the complete commitment process involving less than one year. Exceptions to this circumstance are the Company's casting line at its Newark, Delaware facility, with respect to which an additional $0.2 million is scheduled to be spent during the balance of the Company's 1996 fiscal year, and the worldwide information system to which an additional $0.2 million to $0.3 million is anticipated to be spent during the same period. The Company does not have any other material commitments for capital expenditures.

The Company's principal source of cash to fund these capital requirements are net cash provided by operating activities. The Company's net cash provided by operating activities for the year ended September 30, 1995 and the nine months ended June 30, 1996 totaled $24.9 million and $11.7 million, respectively, as compared to $17.9 million and $12.5 million, respectively, for the year ended September 30, 1994 and for the nine months ended June 30, 1995. The increase for fiscal 1995 was due to a reduction in inventories of $5.1 million (of which $3.6 million was due to the purchase accounting effect), as compared to an increase in inventory of $3.6 million in 1994. The decrease for the nine months ended June 30, 1996 was primarily due to lower net income as a result of increased interest expense. In fiscal 1992, 1993 and 1994, the Company's net cash provided by operating activities totaled $22.6 million, $25.8 million, and $17.9 million, respectively. The decrease in net cash provided by operating activities in fiscal 1994 was primarily caused by a $4.1 million increase in non-cash working capital in fiscal 1994, as compared to a $1.6 million decrease in non-cash working capital in fiscal 1993.

Net cash used by investing activities for the nine months ended June 30, 1996 was $93.7 million, as compared to $9.4 million for the nine months ended June 30, 1995, principally due to the acquisitions of Eastern and Peltor. For the year ended September 30, 1995, net cash used by investing activities (excluding the Formation Acquisition) was $16.2 million as compared to $4.5 million for the year ended September 30, 1994. The increase was due to significantly higher levels of capital spending including amounts related to the new casting line at the Newark, Delaware facility, the installation of a new worldwide information system and an escrow deposit for the acquisition of Eastern. In fiscal 1992 and 1993, net cash used by investing activities was $5.0 million and $8.9 million, respectively. Spending was higher during fiscal 1993 principally due to the consolidation of the Company's prescription eyewear facilities from four locations into two locations.

Net cash provided by financing activities for the nine months ended June 30, 1996 was $87.4 million as compared to net cash used for financing activities of $3.4 million for the nine months ended June 30, 1995. This change was primarily due to the requirement for financing the acquisitions of Eastern and Peltor. For the year ended September 30, 1995 the primary activity was the financing of the cash portion of the Formation Acquisition. The Formation Acquisition was financed by the issuance of common and preferred stock totaling $32.5 million, the issuance of subordinated notes totaling $100.0 million, borrowing of $45.0 million in term loans, as well as borrowings of $3.1 million under the Senior Bank Facilities. These financings totaled $180.6 million and were used to finance the cash paid for Cabot Safety Corporation of $169.2 million as well as financing costs of $11.4 million. Excluding these amounts, net cash used by financing activities would have been $4.6 million for the year ended September 30, 1995 as compared to $13.6 million for the year ended September 30, 1994. This decrease was due to the increase in net cash used by investing activities. In fiscal 1992 and 1993, net cash used by financing activities was $25.2 million and $15.8 million, respectively. The decrease of cash used by financing activities in 1993 was due to higher levels of capital spending.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds and, to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. In January, 1996, the Company borrowed $6.8 million under the Senior Bank Facilities to finance in part the $7.8 million Eastern acquisition purchase price. In May 1996, the Company amended the Senior Bank Facilities to provide an additional $86.0 million of term loans to finance the Peltor acquisition. Upon completion of this acquisition, the entire amount of the $25.0 million revolving credit facility was unused and remains available for short term liquidity requirements. While over the next several months, the Company's operations may be negatively impacted by the continued conversion to a new worldwide information system and the integration of Peltor, the short term outlook for operations remains moderately positive. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and profitability, and therefore cash flow, will be maintained in the future. While softness in certain European economies may impede the Company's growth in those markets, the outlook for most other operations remains positive and liquidity appears to be adequate over the next several years. Levels of sales and profitability will be impacted by continued new product development, worldwide economic conditions, and competitive pressures. In addition, the Company may make other acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings under such revolving credit facility or from other sources to finance such acquisitions. The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes.

The terms of the Senior Credit Facilities generally prohibit the Company from declaring or paying dividends, and from making loans or advances, to its parent company, except for de minimis funds, which the Company may pay to its parent company to cover taxes and expenses incurred by its parent company in the ordinary course of business. The Company is similarly restricted under the terms of the Notes.

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after Old CSC's acquisition of the AOSafety [Registered Trademark] Division in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators manufactured by American Optical Corporation prior to the acquisition of the AOSafety [Registered Trademark] Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted prior to the Acquisition closing date, pursuant to which the Company is indemnified by Old CSC in respect of such claims.


Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders

         Special Meeting of the Stockholders of the Company, held May 29, 1996, for the purpose of changing the name of the Company to Aearo Corporation.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Report on Form 8-K, dated May 7, 1996, regarding intent to acquire Peltor Holding AB.

         Report on Form 8-K, dated June 12, 1996, regarding (i) closing of Peltor Holding AB acquisition; (ii) election of new director; (iii) change of Company name; (iv) amended and restated Credit Agreement; and (v) filing of Registration Statement with respect to proposed Initial Public Offering (since canceled).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1996                AEARO CORPORATION

                                     /s/ Bryan J. Carey
                                     ------------------------------------------
                                     Bryan J. Carey
                                     Vice President, Chief Financial Officer,
                                     Treasurer and Assistant Secretary


                                     /s/ Bryan J. Carey
Date: August 14, 1996                ------------------------------------------
                                     Bryan J. Carey
                                     Vice President, Chief Financial Officer,
                                     Treasurer and Assistant Secretary
                                     (Principal Accounting Officer)