Form 10-K405
period 1996-09-30
AEARO CORP
filed 1996-12-31
CIK 949957

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                        COMMISSION FILE NUMBER 33-96190

                               AEARO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of December 15, 1996, all voting stock of the Registrant was held by affiliates of the Registrant.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 15, 1996 was 99,300.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.....................................................................  1
   Item 1.  Business.......................................................  1
   Item 2.  Properties.....................................................  8
   Item 3.  Legal Proceedings..............................................  9
   Item 4.  Submission of Matters to a Vote of Security Holders............  9

PART II.................................................................... 10
   Item 5.  Market For Registrant's Common Equity and Related Stockholder
              Matters...................................................... 10
   Item 6.  Selected Financial Data........................................ 10
   Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 12
   Item 8.  Financial Statements and Supplementary Data.................... 19
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 46

PART III................................................................... 47
   Item 10. Directors and Executive Officers............................... 47
   Item 11. Executive Compensation......................................... 49
   Item 12. Security Ownership of Certain Beneficial Owners and Management. 54
   Item 13. Certain Relationships and Related Transactions................. 55

PART IV.................................................................... 59
   Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................... 59
   Signatures.............................................................. 64

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Aearo Corporation (formerly Cabot Safety Holdings Corporation), a Delaware corporation ("Aearo"), and its direct wholly-owned subsidiary, Aearo Company I, doing business as Aearo Company (formerly Cabot Safety Corporation), a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide through its safety products operating unit ("Safety Products"), which manufactures and sells hearing protection devices, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names: AOSafety, E-A-R, Eastern and Peltor. Personal protection equipment encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, ear muffs and ear plugs, respirators, hard hats, gloves, safety clothing and safety shoes. Safety Products accounted for approximately 84% of the Company's net sales in fiscal 1996. The Company attributes its leading market positions to:

     - Strong, well-recognized brand names

     - A reputation for providing innovative, quality products

     - Intensive coverage of multiple distribution channels targeting a wide array of end-users

     - One of the industry's broadest product offerings

     - A commitment to providing the highest level of customer service

Through its specialty composites operating unit ("Specialty Composites"), the Company manufactures a wide array of energy-absorbing materials which are incorporated into other manufacturers' products to control noise, vibration and shock. Specific product applications for such materials include noise-reducing and vibration-dampening matting used in the lining of transportation equipment such as heavy truck cabs, shock protection parts for electronic devices such as computer disk drives, and durable energy-absorbent and cushioning foams used in footwear. Specialty Composites also produces specially formulated foam used in the manufacture of Safety Products' polyvinylchloride ("PVC") ear plugs. Specialty Composites accounted for approximately 16% of the Company's net sales in fiscal 1996.

Aearo derives all of its operating income and cash flow from the Subsidiary, and its only material assets are the shares of common stock of the Subsidiary that Aearo owns. Other than its ownership of the Subsidiary and its guarantee of the indebtedness of the Subsidiary, Aearo has no business or operations. Aearo was incorporated in the state of Delaware in June 1995. Detailed information with respect to the Company's revenue, operating profit, and identifiable assets by geographic area and amount of export sales is presented in Note 17 of Notes to Financial Statements of Aearo Corporation contained in Item 8 hereof.

PERSONAL PROTECTION EQUIPMENT MARKET

A 1996 industry study prepared by Frost & Sullivan estimates the size of the U.S. segment of the PPE market in which the Company competes (which excludes safety clothing, gloves and shoes) was approximately $1.0 billion in 1995. Management estimates annual sales outside the United States for the segment of the PPE market in which the Company competes were in excess of $1.0 billion in 1995. Historically, a large number of relatively small, independent manufacturers with limited product lines served the PPE market and the industry remains highly fragmented.

PRODUCT OVERVIEW

The Company operates through two separate operating units: Safety Products and Specialty Composites.

SAFETY PRODUCTS

Within Safety Products, the Company classifies its products in five main categories: hearing protection; safety prescription eyewear; eye, face and head protection; first aid kits; and respiratory protection.

HEARING PROTECTION. The Company's hearing protection products primarily consist of disposable ear plugs, reusable ear plugs, and ear muffs. The Company has been a leader in hearing conservation research and development since 1972, when it first introduced the PVC disposable ear plug. Today, this product is known as the "Classic" and its color yellow is a registered trademark of the Company in the United States and Canada. This product is designed to be "rolled down" or compressed before being inserted into the ear, and, as a result of its unique time delay characteristics, the plug slowly expands (or "recovers") to fill the ear canal and provide the desired protection. The Company's PVC ear plugs are available corded and uncorded and in a variety of packaging options. The Company also produces private label versions of the PVC plug for many of the international airlines for inclusion in their amenity kits. The Company also manufactures a full line of polyurethane ear plugs, including its E-Z-Fit and TaperFit products. These products serve the same disposable ear plug category, but the PVC ear plugs have historically led the market.

In the reusable ear plug segment of the market, the Company offers its patented UltraFit product and the EAR Caps line of "semi-aural" plugs designed for intermittent use with easy storage around the neck. Recently, the Company introduced the E-A-R Express, a patented product, which features a polyurethane pod and a short plastic stem to facilitate sanitary insertion of the plug in the ear. The Company also recently introduced the Super-Soft polyurethane ear plug, and the Ultra-Tech ear plug which provides flat attenuation of sound (noise reduction without distortion).

The Company sells a full range of ear muffs. Through its Peltor AB subsidiary ("Peltor"), acquired on May 30, 1996, the Company manufactures, assembles and sells a broad line of ear muffs, hard caps/visors, noise attenuation headsets and wireless and hardwire communication headsets, serving a variety of end user markets where protection from harmful high and low frequency noise is sought or the need for easy communication in noisy or remote environment exists, such as in the construction, heavy machinery, airport, forestry, textile and mining industries. The Company also offers auditory systems products, which are sold to audiologists and are used in the testing of hearing.

SAFETY PRESCRIPTION EYEWEAR. The Company's safety prescription eyewear ("SRx") products are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the employee's prescription, and then assembles the glasses using the employee's choice of frame. The Company views its ability to provide individual attention to each patient through Company-employed, as well as independently contracted, eye professionals, as an essential part of its SRx business.

EYE, FACE AND HEAD PROTECTION. Non-prescription eye and face protection is used in work environments where a number of hazards present a danger to eyes, including dust, flying particles, metal fragments, chemicals, extreme glare and radiation. The Company offers a large number of task-specific non-prescription safety eyewear products. The three basic categories of non-prescription eye and face protection are non-prescription safety (or "plano") eyewear, goggles and faceshields.

     - Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and includes a wide range of products from disposable visitor safety spectacles to several lines of fashionable, reusable safety eyewear available in different colors and with a variety of application -- specific lenses, frames and sideshields.

     - Goggles. The Company manufactures and sells a broad line of goggles, which are typically preferred over plano eyewear in work environments where a higher degree of impact protection is required, where increased protection against dust, mist or chemical splash is needed and/or for use in welding operations. To meet these requirements, the Company manufactures a variety of vented and non-vented goggles with varying fields of view.

     - Faceshields. Faceshields are designed to protect against heat, splash and flying particles and are often worn in conjunction with other protective equipment, such as plano eyewear and respirators.

     - Hard Hats. The Company manufactures and sells a broad line of hard hats, including "bump" caps, full-brim hats and traditional hard hats, featuring four- or six-point suspension, ratchet adjustment, a wide selection of colors and custom imprinting.

FIRST AID KITS. The acquisition of Eastern Safety Equipment Co., Inc. ("Eastern") on January 3, 1996 added first aid kits as a new product category for the Company. First aid kits are either for general use or for industrial or commercial uses.

RESPIRATORY PROTECTION. Respiratory protection products are used to protect against the harmful effects of atmospheric contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. The market for respiratory protection products is segmented into two types: supplied air and air-purifying. Supplied air respirators are further segmented into two types: self-contained breathing apparatuses ("SCBA") and respirators supplied from a remote source of air through a hose ("air line"). The Company competes in the air-purifying and air line supplied segments of the respiratory protection market with a broad line of disposable dust and mist masks, cartridge-equipped quarter-, half- and full-face respirators, powered air-purifying respirators (whereby a battery pumps air through cartridges), and "escape" respirators (a single-use respirator for emergencies).

     SPECIALTY COMPOSITES

The Company's Specialty Composites operating unit manufactures a wide array of impact-resistant, shock-absorbing and energy-absorbing materials for a variety of noise, vibration and shock control applications using a wide range of technologies, manufacturing processes and applications know-how. Specialty Composites also produces the specially formulated foam used in the manufacture of Safety Products' PVC ear plugs. The principal strengths of Specialty Composites are its specialized polyurethane chemistry, its thin-sheet casting capability, its composite technologies and its applications engineering. These strengths allow the Company to manufacture in a single process, high value-added materials and components with multiple chemistries and substrates using casting, extrusion and molding processes.

Specialty Composites' products fall into three broad categories: barriers and absorbers for noise control; damping and isolation products for vibration and shock control; and energy control products for shock and comfort management. The Company's products include: Isoloss LS polyurethane high density cellular foams, which are manufactured by three production lines in a variety of thicknesses, widths, colors and densities for mechanical vibration reduction, noise and shock control and high resilience cushioning and sealing applications; the Confor heavily damped viscoelastic foam for ergonomic cushioning applications; the Tufcote polyurethane and PVC thin sheet foams for acoustical, absorption and noise control applications; and the Isodamp PVC foams for mechanical vibration reduction and noise and shock control.

Specialty Composite's products are sold into four market segments: transportation; health-related; footwear; and other original equipment manufacturers ("OEM") in industries such as electronics and communications.

TRANSPORTATION SEGMENT. Specialty Composites' products are incorporated into heavy trucks, automobiles, yachts, aircrafts, buses, leisure vehicles and defense, farm and construction equipment in order to control noise, vibration and shock. For example, the Company supplies durable acoustical foams and barriers that control sound and help meet noise standards for Class VI-VII heavy trucks. The Company also provides complete noise and vibration control packages for high-end yachts in order to contain engine room noise and to soundproof passenger quarters. Specialty Composites applications also exist with respect to executive and commuter aircraft, where relatively thin, lightweight, multi-function composites efficiently control sound and vibration.

HEALTH-RELATED SEGMENT. Applications for the energy-absorbing characteristics of Specialty Composites' products, particularly its line of temperature-reactive foams, have been growing in the health-related segment. Such materials enhance physical protection and improve comfort in many devices including leg braces, orthotic devices, surgical pillows, wheelchair cushions, bicycle helmets, keyboard wrist supports and occupational seating.

FOOTWEAR SEGMENT. Specialty Composites supplies a durable and highly shock-absorbent polyurethane foam, which is incorporated into insoles for high-wear cushioning applications, such as athletic shoes, dress shoes, military boots and work boots. Specialty Composites also offers an energy-absorbent material to help protect against skeletal shock in military boots, work boots and orthotic insoles.

OEM SEGMENT. The Company produces an extensive assortment of polyurethane and PVC die-cut and molded parts for vibration isolation and damping and for shock protection and noise control in a wide range of other products, including precision equipment and industrial machinery, computer disk drives, pagers, industrial compressors and generator sets.

SALES AND MARKETING

The Company divides it sales force into two principal categories: Safety Products and Specialty Composites.

SAFETY PRODUCTS OPERATING UNIT. Within Safety Products, sales are divided into eight channels: U.S. Industrial Distribution; U.S. Industrial Direct; Consumer/Do-It-Yourself ("DIY"); Healthcare; Europe; Canada; Export; and National Accounts. Each of these channels has its own sales force and its own distinct sales strategies. In addition, through the acquisition of Peltor, the Company has significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications ear muff market.

     - U.S. Industrial Distribution. This is the largest sales channel for safety products and includes approximately 150 Dialog industrial distributors and approximately 120 industrial dealers. Participation in the Dialog program requires minimum purchase levels and support across the full product line, in return for rebates based on growth and volume and preferred treatment regarding shipping terms, new products, field sales support, and cooperative advertising. The Company also offers Dialog distributors financial incentives for establishing electronic order entry/invoicing with the Company, for developing a Company-specific training program for distributor sales personnel, for full-product line support and for engaging in annual business planning with the Company. The Company also has sales specialists calling directly on end users on behalf of its key Dialog distributors.

     - U.S. Industrial Direct. Approximately 90% of the Company's safety prescription eyewear is sold directly to more than 40,000 industrial companies, including a majority of the industrial companies in the Fortune 500. The remainder of the Company's SRx products are sold through the industrial distribution channel. In most states, current laws require that prescription eyewear be dispensed to the user by a licensed optical professional, traditionally a local optician. As an alternative to this approach, in 1994 the Company introduced its Dispensing Manager program, whereby the Company employs its own licensed opticians to dispense prescription safety eyewear.

     - Consumer/DIY. The Company is the leading supplier of safety products to the consumer/DIY market and is the primary supplier to such leading retailers as ACE, Home Depot, Lowe's, Sears, TrueValue and Servi-Star. The Company offers both its AOSafety brand of industrial grade products in consumer packaging and its Eastern brand of consumer grade product in consumer packaging.

     - Healthcare. The Company maintains its own national sales manager and has an exclusive arrangement with an independent representative group to pursue the growing use of PPE in the healthcare sector and has developed a specialized line of healthcare products with the goal of building a national distribution network. Use of the Company's products can assist in compliance by healthcare professionals with recently introduced OSHA regulations designed to reduce the risk of diseases associated with blood-borne pathogens and dealing with splash control.

     - Europe. The Company has a significant presence in Europe with sales offices in the U.K., Sweden, Germany, France, Denmark, Italy and Spain. Since the acquisition of Peltor, the Company has begun the process of consolidating its sales offices across Europe. While the Company's historical strength in this market has been in hearing protection devices sold through industrial distributors, the Company has recently been successful in pursuing sales of safety eyewear and has dedicated a full-time eyewear product sales manager to lead and train the existing sales organization.

     - Canada. In Canada, the Company has a strong position in both stock safety products and prescription safety eyewear. Just as in the United States, prescription safety eyewear is sold primarily on a direct basis to industrial firms, while stock safety products are sold through distributors.

     - Export. The Company exports its products around the world, and this channel is managed through sales representatives located in Singapore (covering Southeast Asia), Miami (covering Latin America), and Sydney (covering Australia and New Zealand).

     - National Accounts. The Company has two dedicated national accounts sales managers calling on the U.S. Government and major PPE users such as Ford Motor Company and General Motors.

SPECIALTY COMPOSITES OPERATING UNIT. The Company relies upon independent manufacturer representatives and the Company's factory sales representatives to identify OEM applications for Specialty Composites' products and technologies. Once such applications have been identified, the Company's sales and technical staff work closely with OEMs to provide the customer with a low-cost, integrated solution for its noise, vibration, shock, cushioning and/or comfort management problems.

RESEARCH AND DEVELOPMENT

SAFETY PRODUCTS OPERATING UNIT. The Company believes that its research and development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, the Company's ultimate predecessor, the former E-A-R (Energy Absorbing Resins) Division of Cabot Corporation ("Cabot"), has been a leader in the development of technology for understanding and measuring noise and hearing loss and in developing products to protect against such loss. In order to test the efficacy of its hearing protection products, the Company owns and operates the only privately-owned National Voluntary Laboratory Accreditation Program ("NVLAP") laboratory in the United States accredited for testing the efficacy of hearing protection products. The Company also operates sound chambers and testing facilities which measure the performance of its materials and designs. Similarly, the Company believes that it has been a pioneer and leader in the development and testing of safety eyewear and maintains extensive facilities for the design and testing of safety eyewear. The research and development personnel of the Company include recognized experts in the safety products industry.

SPECIALTY COMPOSITES OPERATING UNIT. The research and development efforts of Specialty Composites focus on developing proprietary materials and enhancing existing products in order to meet customer needs identified by the Company's sales and technical staff. Products such as the Isoloss LS polyurethane high density cellular foams and the Confor heavily damped viscoelastic foam are being introduced in a growing number of applications across all markets served by Specialty Composites.

The Company does not engage in any customer-sponsored research and development projects.

RAW MATERIALS AND SUPPLIERS

The Company consumes a wide variety of raw materials, supplies and components, including, among others, paper products, chemicals, eyewear frames and optical lenses. The paper products category includes corrugated paper, folding cartons and packaging materials. The chemicals category includes plastic resins such as polycarbonate and propionate, as well as polyols, plasticizers, substrates, isocyanates and adhesives. The eyewear frames category includes frames for SRx products.

The Company has a diversified base of raw material suppliers. The Company does, however, use single sources for the supply of several raw materials, including General Electric Plastics, a division of General

Electric Company, for polycarbonate resin, the primary raw material used in the production of the Company's non-prescription optical lenses. The Company has not experienced any significant delays or shortages in obtaining raw materials in recent years and believes that alternative supplies of raw materials can be located on commercially reasonable terms.

The Company outsources the production of less than 10% of its products to various manufacturers. Competition among these manufacturers is strong, and, although a change in manufacturers often results in a period of adjustment concerning product quality and distribution, the Company, in the past, has changed manufacturers with respect to certain of its outsourced products.

MANUFACTURING AND DISTRIBUTION OPERATIONS

The Company maintains a high degree of vertical integration, allowing it to manufacture over 90% of the products that it sells. The Company's strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites products (including the foam used in the manufacture of PVC ear plugs); high speed assembly and packaging of ear plugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. Consistent across all of the Company's manufacturing operations is an emphasis on producing high quality products. Currently, eight of the Company's manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

The Company's products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to the Company's business.

SAFETY PRODUCTS OPERATING UNIT. The Company's Indianapolis, Indiana plant is the largest ear plug manufacturing facility in the world. It fabricates, molds and packages hundreds of millions of pairs of ear plugs annually, utilizing automated, high speed assembly and packaging equipment. Because the economies of scale present in this operation are unique in the hearing protection products industry, management believes that they offer the Company a competitive advantage of lower costs within the production process. The plant's high-speed robotic fabrication, assembly and packaging of ear plugs facilitate cost-saving, high-volume production and improve cycle time and inventory management. Other safety products are manufactured at the Southbridge, Massachusetts facility, where the Company invested over $2 million in industrial robotics and cellular manufacturing to produce plano eyewear products previously outsourced from southeast Asia. As a result, the Company is now able to advertise these products as "Made in the USA."

The Company fills virtually all of its domestic and certain of its international orders, other than SRx, through its state-of-the-art distribution center located in Indianapolis, Indiana which has efficient bar-coding and scanning capabilities to assure rapid turn-around time and service levels for customer orders.

Over the past three years the Company completed a major program to consolidate and retool its SRx laboratory operations. The SRx production operations of six different manufacturing facilities were consolidated into two U.S. facilities that possess new lens surfacing, edging and grinding machinery capable of handling glass, plastic and polycarbonate lenses. These two facilities currently manufacture and distribute over 500,000 pairs of safety prescription glasses annually.

The Company's principal international manufacturing operations are located in Poynton, England; Mississauga, Ontario; Varnamo, Sweden; and Montreal, Quebec. The Poynton facility serves customers in Western Europe, producing and packaging ear plugs and other hearing and eyewear products. In addition, Poynton has an SRx laboratory that primarily serves the U.K. market. The Mississauga plant fabricates prescription eyewear and, together with a small prescription eyewear laboratory in Montreal, produces SRx products for the Canadian market. The Varnamo, Sweden plant is the principal Peltor manufacturing location; finished goods and components are shipped to customers and other Peltor subsidiaries from this location.

SPECIALTY COMPOSITES OPERATING UNIT. Specialty Composites' products are manufactured in Indianapolis, Indiana and Newark, Delaware. The Indianapolis plant, which supplies specially formulated foam for the Company's PVC ear plugs, manufactures and fabricates sheet and roll PVC and polyurethane materials and molds polyurethane foams and solids. This facility also houses applications engineering, research and development, quality assurance and customer service support. The Newark, Delaware facility manufacturers polyurethane foams and films and houses the Company's new proprietary, thinsheet foam casting line, which will permit the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line. The new casting line, which is estimated to cost approximately $5.0 million, is fully operational, but is not yet in full production mode.

COMPETITION

The PPE market is fragmented and highly competitive. The Company estimates that there are 500 manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. The Company believes that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service and brand name recognition and, to a lesser extent, price. From a positive competitive standpoint, the Company believes it is well situated, primarily because of its large size and its broad product offerings, to compete in a fragmented industry. The Company enjoys certain economies of scale which are not available to smaller competitors. Many of the Company's customers, particularly in the growing consumer/DIY channel, prefer the type of "one stop shopping" that the Company can provide. The Company's advanced distribution center further facilitates timely and accurate deliveries.

The specialty composites industry is highly competitive, and participants compete on the basis of being able to provide cost-effective solutions to the noise, shock and vibration problems of OEMs.

EMPLOYEES

As of September 30, 1996, the Company had 1,875 employees, of whom 1,172 were primarily engaged in manufacturing, 490 in sales, marketing and distribution, 64 in research and development and 149 in general and administrative. The Company believes its employee relations are good. The Company has one facility that employs union members. This facility, located in Plymouth, Indiana, employs 63 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 101 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 30, 1998.

PATENTS AND TRADEMARKS

The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. The Company values particularly highly its trademark for the color yellow for ear plugs in the United States and Canada and places significant value on its overall patent portfolio. However, no single patent or patent application is material to the Company. The Company's patents expire at various times over the next 17 to 20 years.

GOVERNMENT REGULATION

As a manufacturer of safety products, the Company is subject to regulation by numerous governmental bodies. Principal among the federal regulatory agencies in the United States are: the Occupational Safety and Health Administration ("OSHA"), which regulates the usage of all PPE, with the exception of respirators; the Environmental Protection Agency ("EPA"), which regulates hearing protection devices; the Mine Safety and Health Administration ("MSHA") and the national Institute of Occupational Safety and Health ("NIOSH"), both of which certify respirators; and the Food and Drug Administration ("FDA"), which regulates eye, face and respiratory protection products for the healthcare industry. These agencies generally mandate that the Company's products meet standards established by private groups, such as American National Standards Institute ("ANSI"). The Company's products are also subject to foreign laws and regulations. In particular, they must comply with the Canadian Standards Association, European Committee for Normalization and Standards Australia. The Company believes it is in compliance in all material respects with the regulations and standards of these governmental bodies, and any failures to comply with such regulations and standards in the past have not had a material adverse effect on its business.

ENVIRONMENTAL MATTERS

The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. The Company believes that it is in substantial compliance with all such laws and regulations.

ITEM 2.  PROPERTIES

The Company owns and/or leases facilities in the United States, Canada, Europe, Australia and Singapore. The following table sets forth the location of each, its square footage and the principal function of each.

                                         APPROXIMATE
LOCATION                                 SQUARE FEET                    FUNCTION
--------                                 -----------                    --------
CORPORATE OFFICES
Boston, Massachusetts..................      8,031       Corporate Headquarters

U.S. SAFETY PRODUCTS
Southbridge, Massachusetts.............    295,000       Manufacturing/Administration
Indianapolis, Indiana(1)...............    220,564       Distribution/Customer Service
Indianapolis, Indiana..................     81,540       Packaging/Manufacturing
Boca Raton, Florida....................        (*)       Telemarketing
Chickasha, Oklahoma....................     15,000       Manufacturing/Customer Service
Plymouth, Indiana......................     10,224       Manufacturing/Customer Service
Fresno, California.....................      2,400       Customer Service

INTERNATIONAL SAFETY PRODUCTS
Poynton, England.......................     56,530       Manufacturing/Distribution/Customer
                                                         Service
Varnamo, Sweden........................    125,595       Manufacturing/Distribution/Customer
                                                         Service
Mississauga, Ontario, Canada ..........     28,850       Manufacturing/Customer Service
Hanau, Germany.........................        (*)       Sales Office/Customer Service
Ettlingen, Germany.....................     45,000       Distribution/Customer Service
Bognor Regis, England..................      2,700       Sales Office/Customer
                                                         Service/Distribution
Strasbourg, France.....................      2,200       Sales Office/Distribution
Paris, France..........................      1,894       Sales Office
Montreal, Quebec, Canada...............      1,800       Manufacturing
Barcelona, Spain.......................        (*)       Sales Office
Milan, Italy...........................        (*)       Sales Office
Copenhagen, Denmark....................        (*)       Sales Office
Sydney, Australia......................        (*)       Sales Office
Singapore..............................        (*)       Sales Office

SPECIALTY COMPOSITES
Indianapolis, Indiana..................    156,000       Manufacturing/Distribution
Newark, Delaware.......................     82,300       Manufacturing/Distribution

---------------

(1) This facility also serves as an international distribution center and central packaging operation with respect to certain of the Company's products.

(*) Less than 1,000 square feet.

The Company believes that its facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future. All of the Company's facilities are leased except for the following facilities owned by the Company: (i) the Safety Products manufacturing facility in Indianapolis,

(ii) the Specialty Composites manufacturing/distribution facility in Indianapolis, (iii) the Specialty Composites manufacturing facility in Newark, and (iv) the Safety Products manufacturing facility in Ettlingen, Germany. The Company believes that it will be able to renew each of its leases upon their respective expiration dates on commercially reasonable terms. In addition, the Company believes that it would be able to lease suitable additional or replacement space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators manufactured by American Optical Corporation prior to the acquisition of the AOSafety Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after July 11, 1995 (the date of the Company's formation) whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims.

In 1995 the Company became aware that its French subsidiary had for a period of at least one year been delinquent in the remittance of value added tax payments to the French government. The Company believes that any required tax payments and attendant penalties will not have a material adverse effect on the Company's financial condition or results of operations. The Company is indemnified by Cabot in respect of any such payments and penalties.

The Company recently received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. The Company is defending this allegation vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the common stock, par value $0.01 per share, of Aearo ("Aearo Common Stock") is held, collectively, by Vestar Equity Partners, L.P. (together with certain related persons, "Vestar"), Cabot Corporation ("Cabot") and management. In July 1995, Vestar, Cabot and management effected through the Company the acquisition of substantially all of the assets and certain liabilities of Cabot CSC Corporation ("Old Cabot Safety Corporation"), a wholly-owned subsidiary of Cabot, and certain of its affiliates (the "Formation Acquisition") for $206.1 million. To finance the Formation Acquisition, the Company incurred $47.5 million of senior secured debt ("Senior Bank Facilities") sold $100 million of 12 1/2% senior subordinated notes due 2005 (the "Subordinated Notes"), issued to Vestar and Cabot an aggregate of $45 million of 12 1/2% redeemable preferred stock (the "Aearo Preferred Stock"), and issued to Vestar, Cabot and certain members of management and key employees of the Company (collectively the "Management Investors") an aggregate of 100,000 shares of Aearo Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." All of the common stock of the Subsidiary is owned by Aearo, and thus no trading market exists for such stock. Accordingly, no trading market exists for any capital stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data for each of the three years in the period ended September 30, 1994 are derived from the combined financial statements of Cabot Safety Corporation, which have been audited by Coopers & Lybrand LLP, independent public accountants. The income statement data for the period ended July 11, 1995 are also derived from the combined financial statements of Cabot Safety Corporation, which have been audited by Arthur Andersen LLP, independent public accountants. The income statement data for the period and year ended September 30, 1995 and 1996, respectively are derived from the consolidated financial statements of Aearo Corporation and were also audited by Arthur Andersen LLP. The balance sheet data for July 11, 1995 is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. The data should be read in conjunction with the combined and consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein. (Dollars in Millions)


                                              PREDECESSOR COMPANY                   SUCCESSOR COMPANY
                                    ---------------------------------------   -----------------------------
                                    YEAR ENDED SEPTEMBER 30,   PERIOD ENDED   PERIOD ENDED     YEAR ENDED
                                    ------------------------     JULY 11,     SEPTEMBER 30,   SEPTEMBER 30,
                                     1992     1993     1994        1995           1995            1996
                                    ------   ------   ------   ------------   -------------   -------------
INCOME STATEMENT DATA:
  Net Sales --
     Safety Products..............  $149.7   $149.0   $143.9      $129.6         $  40.0         $ 205.2
     Specialty Composites.........    19.2     25.7     28.6        25.1             7.9            38.3
                                    ------   ------   ------      ------         -------         -------
       Total net sales............   168.2    169.6    178.3       154.7            47.9           243.5
  Cost of Sales...................    88.5     96.7     99.5        87.7            29.3(1)        133.6
                                    ------   ------   ------      ------         -------         -------
       Gross profit...............    79.8     73.0     78.8        67.0            18.6           109.9
  Operating Expenses --
     Selling and administrative...    44.9     45.3     51.7        47.1(2)         13.1            73.6
     Research and technical
       service....................     2.1      2.3      2.7         2.3             0.6             3.2
     Amortization expense.........     6.0      5.7      5.6         4.3             0.8             5.6
     Other charges (income),
       net........................    (0.5)     0.1     (0.0)       (0.2)            0.1             0.3
                                    ------   ------   ------      ------         -------         -------
       Operating Income...........    27.3     19.6     18.8        13.5             4.0            27.2
  Interest expense, net...........     5.9      4.8      5.8         5.7             4.1            20.7
                                    ------   ------   ------      ------         -------         -------
     Income (loss) before income
       taxes and cumulative effect
       of accounting change.......    21.4     14.8     13.0         7.8            (0.1)            6.5
  Provision for income taxes......     8.8      5.7      5.0         3.0             0.5             4.3
                                    ------   ------   ------      ------         -------         -------
     Income (loss) before
       cumulative effect of
       accounting change..........    12.6      9.1      8.0         4.8            (0.6)            2.2
  Cumulative effect of accounting
     change.......................      --      .03       --          --              --              --
                                    ------   ------   ------      ------         -------         -------
  Net income (loss)...............  $ 12.6   $  9.4   $  8.0      $  4.8         $  (0.6)        $   2.2
                                    ======   ======   ======      ======         =======         =======
  Preferred stock dividend
     accrued......................                                                   1.3             6.2
  Earnings (loss) applicable to
     common shareholders..........                                                  (1.9)           (4.0)
  Earnings (loss) per common
     share........................                                               $(18.67)        $(40.58)
OTHER DATA:
  Depreciation and amortization...  $ 11.7   $ 11.8   $ 11.7      $  9.2         $   2.1         $  13.9
  Capital expenditures............     5.1      9.0      4.5        10.4             2.7             9.2
  Ratio of earnings to fixed
     charges(3)...................     4.2      3.4      2.8         2.2              --             1.3
BALANCE SHEET DATA (AT
  PERIOD-END):
  Total assets....................  $168.0   $163.4   $171.2      $177.5         $ 218.3         $ 338.4
  Long-term debt (including
     current portion).............    92.1     82.4     76.9        78.4           152.3           250.3
  Stockholders' equity............    46.2     51.0     35.2        40.1            32.0            34.8

---------------
(1) For the period ended September 30, 1995, includes a $3.6 charge related to allocation of purchase price to inventory.

(2) For the period ended July 11, 1995, includes a $1.1 charge related to termination of the Old Cabot Safety Corporation stock option plan and a $.8 charge related to a provision for potential value-added tax penalties by the Company's French subsidiary.

(3) Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs) and a portion of rental expense assumed to represent interest. Earnings for the period ended September 30, 1995 are inadequate to cover fixed charges by $.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Selected Financial Data," and the financial statements of the Company, including notes thereto, appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in such forward-looking statements. The factors that might cause such a difference include, among others, the following: risks associated with indebtedness; risks related to acquisitions; risks associated with the conversion to a new management information system; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.

GENERAL

Prior to the Formation Acquisition in July 1995, Old Cabot Safety Corporation was a wholly-owned subsidiary of Cabot. In 1990, Cabot combined into Old Cabot Safety Corporation the operations of its E-A-R Division with the operations of the AOSafety Division, which Cabot acquired from American Optical Corporation at such time. The combined financial statements of the Company include the results of Old Cabot Safety Corporation and certain of its affiliates whose operations are partially or exclusively related to the business of the Company.

The Company's current senior management team was installed in mid-1994 to address operational issues that had adversely affected the Company's sales and profitability. Management focused on four primary areas: (i) strengthening relationships with distributors and product end-users, (ii) increasing the Company's participation in projected high-growth markets, such as the consumer/DIY and catalog supply markets and the emerging international markets of Latin America and the Pacific Rim, (iii) expanding product innovation and development efforts and (iv) pursuing acquisitions. Management believes that the Company's performance in fiscal 1996 reflects the benefits of these initiatives, as well as the associated increased investment in sales and marketing and information systems.

The operational issues addressed by management after 1994 included a decline in profitability in fiscal 1993 and the early part of fiscal 1994 following the combination of the E-A-R Division and the AOSafety Division. While the combination resulted in a larger company with broader product offerings, giving E-A-R distributors access to AOSafety products and vice versa, it resulted in some long-standing relationships among the Company, distributors and end-users being undermined. In addition, as part of the combination the Company reduced its sales force while expanding the product line, which resulted in decreased distribution focus and support of the Company's products by distributors. During the late 1980s the Company had also suffered from a prolonged lack of investment in product innovation and development. Because end-users are relatively slow to switch products or brands, the combined effect of the deteriorating distributor relations and the lack of new products did not adversely affect financial results in fiscal 1991 and 1992. However, the combined effect of such problems, coinciding with the introduction of new products by competitors, began to result in some loss of market share in fiscal 1992. In an effort to retain market share, the Company began to offer price promotions and reduced the prices of several products. While this aided financial performance in fiscal 1992, it largely did so at the expense of fiscal 1993 results by pulling business forward. The reduction in pricing, however, did not stem the market share erosion, as many end-users are more interested in product performance and increased safety compliance than they are in discounted prices. Operating profit in fiscal 1993 and the first half of fiscal 1994 was also negatively affected by the costs of consolidating the prescription eyewear manufacturing facilities from six locations to two and consolidating the Company's other manufacturing facilities at its Southbridge, Massachusetts location.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Company's combined statements of income expressed as a percentage of net sales.

                                                            YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------------------
                                                   1993        1994        1995          1996
                                                   -----       -----       -----         -----
Net sales:
  Safety Products................................   84.8%       84.0%       83.8%         84.3%
  Specialty Composites...........................   15.2        16.0        16.2          15.7
                                                   -----       -----       -----         -----
     Total net sales.............................  100.0       100.0       100.0         100.0
Cost of sales....................................   57.0        55.8        56.0 (1)      54.4 (3)
                                                   -----       -----       -----         -----
Gross profit.....................................   43.0        44.2        44.0 (1)      45.6 (3)
Selling and administrative.......................   26.7        29.0        28.8 (2)      29.9 (4)
Research and technical service...................    1.3         1.5         1.4           1.8
Amortization expense.............................    3.4         3.1         2.6           2.3
Other charges (income), net......................    0.0        (0.0)       (0.1)          0.1
                                                   -----       -----       -----         -----
     Operating income............................   11.6%       10.6%       11.3%(1)(2)   11.9%(3)(4)
                                                   =====       =====       =====         =====

---------------

(1) Excludes $3.6 million charged to cost of sales as a result of purchase price allocated to acquired inventory. This amount was recorded in cost of sales as the acquired inventory was sold during the period ended September 30, 1995.

(2) Excludes $1.1 million charged to selling and administrative expense for the termination of the Old Cabot Safety Corporation stock option plan and $0.8 million charged to selling and administrative expense attributable to penalties incurred by the Company's French subsidiary. See "Business--Legal Proceedings."

(3) Excludes $1.0 million charged to cost of sales as a result of purchase price allocated to inventory acquired in the Peltor acquisition. This amount was recorded in cost of sales as the acquired inventory was sold during the year ended September 30, 1996.

(4) Excludes $0.8 million charged to selling and administrative expense for costs related to the abandoned effort at an initial public offering.

The Company's business is slightly seasonal. Traditionally, net sales during the first fiscal quarter (October 1 -- December 31) are slightly lower than the other quarters. This is generally attributable to stock reductions by distributors and plant shutdowns by end-users towards the end of each calendar year.

OVERVIEW

The combined financial statements of the Company for the periods prior to July 12, 1995 have been prepared on the historical cost basis. The consolidated balance sheets of the Company at September 30, 1995 and 1996 reflect allocation of the purchase price to the assets acquired and thus are not comparable with the historical balance sheets presented for prior periods. Operating results subsequent to the Formation Acquisition are comparable to prior periods, with the exception of cost of sales (due to the $3.6 million and $1.0 million charges in the period and year ended September 30, 1995 and 1996, respectively, related to the allocations of purchase price to inventory), depreciation expense, amortization of intangible assets and interest expense.

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES. Net Sales in the year ended September 30, 1996 increased 20.2% to $243.5 million from $202.6 million in the year ended September 30, 1995. The increase in net sales was due to the acquisition of Peltor and Eastern as well as internal growth at Safety Products and Specialty Composites. Safety Products net sales increased 20.9% from $169.7 million to $205.2 million. Of this $35.5 million increase, $12.8 million resulted from owning Peltor for four months, $10.9 million resulted from owning Eastern for nine months, and $11.8 million was from internal growth. There was growth in revenue of hearing products due to better realized prices and new products, in eye and face products due to increased volumes and new products, and in prescription safety eyewear as a result of higher volume from new accounts. Growth in the fourth quarter was hampered by the conversion to a new computer system. The conversion effort resulted in inaccurate production planning, back orders and missed shipments, particularly in eye and face products manufactured at the Company's Southbridge, Massachusetts facility. Specialty Composites net sales increased 16.3% from $32.9 million to $38.3 million. This increase was due to a $2.3 million contract in December of 1995 to supply materials for the Sea Wolf submarine and growth in sales to the transportation markets.

GROSS PROFIT. Gross Profit in the year ended September 30, 1996 increased 28.4% to $109.9 million from $85.6 million in the year ended September 30, 1995. Gross profit, adjusted for the impact of inventory purchase accounting adjustment charges of $3.6 million and $1.0 million in fiscal 1995 and 1996, respectively, increased 24.3% to $110.9 million from $89.2 million. The increase was a result of the acquisitions, improved pricing and margins, and internal sales growth. On an adjusted basis, gross profit as a percentage of sales in the year ended September 30, 1996 would have been 45.6% as compared to 44.0% in the year ended September 30, 1995. The percentage increase was due to the combined effect of the Peltor acquisition, as the Peltor product line has higher gross margins, and improved margins in the base business which more than offset the effect of the Eastern product line, which has lower gross margins.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 1996 increased 22.1% to $73.6 million from $60.3 million in the year ended September 30, 1995. In the year ended September 30, 1996, the Company incurred $0.8 million of costs associated with the abandoned efforts at an initial public offering (IPO). Excluding these costs, as well as $1.1 million in costs in fiscal 1995 related to the termination of the Old Cabot Safety Corporation stock option plan and a $0.8 million charge relating to a provision for penalties by the Company's French subsidiary, selling and administrative expenses would have increased 24.7% to $72.8 million from an adjusted $58.4 million in fiscal 1995. Such expenses as a percentage of net sales would have been 29.9% as compared to 28.8% in fiscal 1995. The increase in expenses is partially attributable to higher selling expenses from the Company's expanded sales programs, higher distribution and administrative expenses during the fourth quarter as a result of partial shipments and back orders and the direct costs incurred in absorbing the conversion to a new computer system.

RESEARCH AND TECHNICAL EXPENSES. Research and technical expenses in the year ended September 30, 1996 increased 15.1% to $3.3 million from $2.8 million in the year ended September 30, 1995. The increase was the result of the acquisition of Peltor as well as increased expenses for product development.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income in the year ended September 30, 1996 increased 55.6% to $27.2 million from $17.5 million in the year ended September 30, 1995. Excluding the inventory charges related to purchase accounting as well as the costs of the abandoned IPO effort in 1996 and the costs of the Old Cabot Safety Corporation stock option plan and charges related to the French subsidiary, operating income would have been $29.0 million in the year ended September 30, 1996 and 23.0 million in the year ended September 30, 1995 representing an increase of 26.2%.

INTEREST EXPENSE, NET. Net interest expense is not comparable with prior periods as a result of the financing related to the Formation Acquisition and the Peltor acquisition. Interest expense in the year ended September 30, 1996 was $20.7 million.

PROVISION FOR INCOME TAXES. The provision for income taxes in the year ended September 30, 1996 was $4.3 million or 66.2% of income before provision for income taxes. Such rate was higher than the Company's normalized rate of 40% as the interest expense on the borrowings for the Peltor acquisition could not be used to offset income taxes in Sweden until after September 30, 1996.

NET INCOME. The increase in interest expense and the higher tax provision resulted in a 48.1% decrease in net income to $2.2 million from $4.2 million.

FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES. Net sales in the year ended September 30, 1995 increased 13.6% to $202.6 million from $178.3 million in the year ended September 30, 1994. The increase in net sales was due to increased sales by both

Safety Products and Specialty Composites. Safety Products' net sales in the year ended September 30, 1995 increased 13.4% to $169.7 million from $149.7 million in the year ended September 30, 1994. This increase was primarily a result of
(i) increased volume in its eye and face segment due to strong demand for the Company's Nassau Plus eyewear which was introduced in May 1994, (ii) increased volume in the hearing segment largely due to increased European sales as a result of improving economies and the announced Common European (CE) market standards and (iii) increased sales of prescription safety eyewear due to an increase in realized prices from the sale of premium frames and lenses partially due to the recently initiated Dispensing Manager program, pursuant to which the Company employs (rather than independently contracting for) eyecare professionals. Management believes the enhanced sales and marketing efforts which commenced in the second half of fiscal 1994 contributed to these increases, which were achieved despite the loss of the Company's only significant private label personal protection customer in March 1994. Specialty Composites net sales in the year ended September 30, 1995 increased 15.3% to $32.9 million from $28.6 million in the year ended September 30, 1994. This increase was primarily the result of increased demand for the Company's products by transportation and precision equipment manufacturers.

GROSS PROFIT. Excluding the $3.6 million negative effect of purchase accounting, gross profit in the year ended September 30, 1995 increased 13.3% to $89.2 million from $78.8 million in the year ended September 30, 1994. The increase in cost of sales related to the Formation Acquisition was due to a $3.6 million charge related to allocation of purchase price to finished goods inventory. This amount was recorded in cost of sales as the acquired inventory was sold during the period ended September 30, 1995. The increase in gross profit was primarily the result of increased volumes of both Safety Products and Specialty Composites sales. Gross profit as a percentage of net sales in the year ended September 30, 1995 was 44.0% as compared to 44.2% in the year ended September 30, 1994. Such percentage was essentially flat because increased margins at Safety Products were partially offset by higher proportionate sales growth at Specialty Composites, which has lower gross profit margins than Safety Products, as well as the loss of the margin contribution from the private label personal protection customer mentioned above.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 1995 increased 16.7% to $60.3 million from $51.7 million in the year ended September 30, 1994. This increase was primarily the result of an approximately 10.0% increase in the Company's sales force, as well as increased distribution costs resulting from greater shipments and the costs of occupying a new U.S. distribution center and higher administrative costs resulting from the Formation Acquisition. In addition, the Company incurred a $1.1 million charge related to the termination of the Old Cabot Safety Corporation stock option plan, as well as a $0.8 million charge relating to a provision for tax penalties by the Company's French subsidiary (see
"Business -- Legal Proceedings"). Excluding these charges, selling and administrative expenses as a percentage of net sales in the year ended September 30, 1995 would have declined to 28.8% as compared to 29.0% in the year ended September 30, 1994. This was primarily the result of the increase in net sales from the Company's enhanced sales and marketing efforts which commenced in fiscal 1994. These efforts include the Sales Specialist program which targets end-users of the Company's products, as well as the Dispensing Manager program, which provides improved service and fulfillment to the Company's prescription eyewear customers.

RESEARCH AND TECHNICAL SERVICES EXPENSES. Research and technical services expenses in the year ended September 30, 1995 increased 3.3% to $2.8 million from $2.7 million in the year ended September 30, 1994. This increase was primarily the result of increased respiratory product development efforts, as well as increased training development work with end-users, including the reinstatement of hearing clinics.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income in the year ended September 30, 1995 decreased 7.2% to $17.5 million from $18.8 million in the year ended September 30, 1994. Excluding a $1.1 million payment related to the termination of the Old Cabot Safety Corporation stock option plan and a $0.8 million charge relating to a provision for tax penalties by the Company's French subsidiary (see "Business -- Legal Proceedings") and a $3.6 million charge related to the allocation of purchase price to inventory, operating income would have been $23.0 million, a 22.2% increase.

INTEREST EXPENSE, NET. Interest expense, net, is not comparable with prior periods as a result of the financing related to the Formation Acquisition. Interest expense for the Company after the Formation Acquisition was $4.1 million, reflecting the increased levels of debt.

NET INCOME. Primarily as a result of the factors discussed above, net income in the year ended September 30, 1995 decreased 47.5% to $4.2 million from $8.0 million in the year ended September 30, 1994. Excluding a $1.1 million payment related to the termination of the Old Cabot Safety Corporation stock option plan and a $0.8 million charge relating to a provision for tax penalties by the Company's French subsidiary (see "Business -- Legal Proceedings") and a $3.6 million charge related to the allocation of purchase price to inventory, net income would have been $7.8 million, a 2.2% decrease.

FISCAL 1994 COMPARED TO FISCAL 1993

NET SALES. Net sales in fiscal 1994 increased 5.1% to $178.3 million from $169.6 million in fiscal 1993. The increase in net sales was due to increased sales by both Safety Products and Specialty Composites. Safety Products' net sales in fiscal 1994 increased 4.0% to $149.7 million from $143.9 million in fiscal 1993. This increase was primarily the result of increased volume in the eye and face segment due to strong demand for the Company's Nassau Plus eyewear following its introduction in May of 1994. This increase was partially offset by the loss of the Company's only significant private label customer in the Company's hearing segment in March 1994. Specialty Composites net sales in fiscal 1994 increased 11.3% to $28.6 million from $25.7 million in fiscal 1993. This increase was primarily the result of increased demand from transportation manufacturers and was partially offset by a decline in demand from a defense-related manufacturer.

GROSS PROFIT. Gross profit in fiscal 1994 increased 8.0% to $78.8 million from $73.0 million in fiscal 1993. This increase was primarily the result of increased gross profit contribution in Safety Products' eye and face segment as a result of new products and higher sales volumes. Gross profit as a percentage of net sales in fiscal 1994 increased to 44.2% from 43.0% in fiscal 1993. This increase was primarily the result of the higher margins in the prescription eyewear segment in the second half of the fiscal year as a result of the benefits of the consolidation of the Company's prescription eyewear manufacturing facilities, which was completed in the first quarter of fiscal 1994 and resulted in additional costs of sales of approximately $1.5 million in fiscal 1994. The percentage increase was achieved despite the lost margin contribution from the private label customer mentioned previously.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in fiscal 1994 increased 13.9% to $51.7 million from $45.3 million in fiscal 1993. This increase was primarily the result of (i) increased expenses associated with increased volumes, (ii) new sales and marketing initiatives including the Sales Specialist and Dispensing Manager programs and (iii) severance and relocation costs related to several changes in senior management positions of the Company. Selling and administrative expenses as a percentage of net sales in fiscal 1994 increased to 29.0% from 26.7% in fiscal 1993. This increase was primarily the result of the increased expenses in connection with new sales and marketing initiatives described above which did not lead to increased sales until the latter part of fiscal 1995 and the six months ended March 31, 1996.

RESEARCH AND TECHNICAL SERVICES EXPENSES. Research and technical services expenses in fiscal 1994 increased 20.0% to $2.7 million from $2.3 million in fiscal 1993. This increase was primarily the result of increased product development and end-user technical services and training programs.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income in fiscal 1994 decreased 3.9% to $18.8 million from $19.6 million in fiscal 1993.

INTEREST EXPENSE, NET. Interest expense, net, in fiscal 1994 increased 22.0% to $5.8 million from $4.8 million in fiscal 1993. This increase was primarily the result of higher borrowings to finance the payment of a $25.0 million dividend to Cabot in December 1993.

NET INCOME. Primarily as a result of the factors discussed above, net income in fiscal 1994 decreased 15.2% to $8.0 million from $9.4 million in fiscal 1993. Net income in fiscal 1993 reflects a $0.3 million addition due to a cumulative effect of accounting changes.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and in Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of the product costs are U.S. dollar denominated. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company and an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. During fiscal 1993 and fiscal 1994 the U.S. dollar increased in value relative to most of the European currencies, as well as the Canadian dollar. The Company estimates that this had the effect of decreasing operating profit by $1.9 million in fiscal 1993 and $0.5 million in fiscal 1994. In the year ended September 30, 1995, the U.S. dollar decreased in value relative to most of the European currencies, but increased in value relative to the Canadian dollar. The Company estimated that these changes had the effect of increasing operating profit by $0.9 million in the year ended September 30, 1995. In the year ended September 30, 1996, the average U.S. dollar exchange rate appreciated versus major European currencies and depreciated versus the Canadian dollar when compared to fiscal year 1995. The Company estimates that the net impact of these fluctuations to operating profit is a reduction of approximately $0.2 million. As a result of the acquisition of Peltor, the Company's future results of operations will be affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies could have a positive effect on the Company's results of operations, and an increase in the value of the Krona relative to other currencies could have a negative effect on the Company's result of operations.

EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The required amortization payments under the Company's Senior Bank Facilities are $8.8 million in fiscal 1997, $11.1 million in fiscal 1998, $13.8 million in fiscal 1999, $16.4 million in fiscal 2000, $21.3 million in fiscal 2001, $34.3 million in fiscal 2002 and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Subordinated Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Subordinated Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $9.3 million for capital expenditures for the year ended September 30, 1996 as compared to $13.2 million for the year ended September 30, 1995. Included in the capital expenditures over the past two years was an aggregate of $5.0 million for a casting line at the Newark, Delaware facility and $7.0 million for a worldwide management information system. The Company's capital spending is of a relatively short duration, with the complete commitment process involving less than one year. In fiscal 1992, 1993 and 1994 capital expenditures were $5.1 million, $9.0 million and $4.5 million respectively.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the year ended September 30, 1996 totaled $4.5 million as compared to $24.9 million for the year ended September 30, 1995. The decrease was due to an increase in receivables of $4.4 million and an increase in inventories of $3.7 million. These increases were partially due to the Company's conversion to a new computer system which resulted in higher receivables due to a high level of shipments during the latter part of September as well as billing discrepancies and higher inventories due to difficulties in production planning. Accounts payable and accruals decreased $3 million partially due to payments of accrued fees and expenses from the Formation Acquisition during fiscal 1996 and partially due to payment for capital expenditures incurred during fiscal 1995. In fiscal 1992, 1993 and 1994, the Company's net cash provided by operating activities totaled $22.6 million, $25.8 million, and $17.9 million. The decrease in net cash provided by operating activities in fiscal 1994 was primarily caused by a $4.1 million increase in non-cash working capital in fiscal 1994 as compared to a $1.6 million decrease in non-cash working capital in fiscal 1993.

Net cash used by investing activities was $96.4 million for the year ended September 30, 1996 as compared to $16.2 million (excluding the Formation Acquisition) in the year ended September 30, 1995. Excluding the $86.3 million invested in the Peltor acquisition, the $6.6 million invested in the Eastern acquisition and the escrow for the Eastern acquisition, net cash used by investing activities would have been $9.3 million. The decrease was due to lower levels of capital spending due to the completion of the major expenditures related to the casting line at the Newark, Delaware facility and the worldwide management information system. In fiscal 1992, 1993 and 1994 net cash used by investing activities was $5.0 million, $8.9 million and $4.5 million respectively. Spending was higher during fiscal 1993 principally due to the consolidation of the Company's prescription eyewear facilities from four locations into two locations.

Net cash provided by financing activities for the year ended September 30, 1996 was $95.5 million as compared to $164.5 million in the year ended September 30, 1995. In fiscal 1996 net cash provided by financing activities consisted primarily of proceeds from the amended and restated Senior Bank Facilities which were used to finance the acquisitions of Peltor and Eastern. In fiscal 1995 the primary activity was the financing of the Formation Acquisition. The Formation Acquisition was financed by the issuance of common and preferred stock totaling $32.5 million, the issuance of Senior Subordinated Notes totaling $100.0 million, borrowings of $45.0 million in term loans, and borrowings of $3.1 million under the Senior Bank Facilities. The financings totaled $180.6 million and were used to finance the cash paid for Cabot Safety Corporation of $169.2 million as well as financing costs of $11.4 million. Excluding these amounts, net cash used by financing activities would have been $4.6 million for the year ended September 30, 1995 as compared to $13.6 million for the year ended September 30, 1994. This decrease was due to the increase in net cash used by investing activities. In fiscal 1992 and 1993, net cash used by financing activities was $25.2 million and $15.8 million, respectively. The decrease of cash used by financing activities in 1994 was due to higher levels of capital spending.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. In January 1996, the Company borrowed $6.8 million under the Senior Bank Facilities to finance in part the $7.8 million Eastern Acquisition purchase price. In May 1996, the Company amended the Senior Bank Facilities to provide for an additional $86.0 million of term loans to finance the Peltor acquisition. At September 30, 1996 the Company had borrowed $5.1 million under the revolving credit facility. The company will be borrowing under the revolver for the first several months of the next fiscal year to support higher levels of inventory and receivables. These levels will remain high until the difficulties associated with the conversion to the new computer system are completely resolved and the improvements in production planning are realized. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability will be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings under such revolving credit facility or from other sources to finance such acquisitions. The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Subordinated Notes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (1) Index to Financial Statements                                           PAGE


    Reports of Independent Public Accountants -- Arthur Andersen LLP............
    Report of Independent Accountants -- Coopers & Lybrand LLP..................
    Balance Sheets -- September 30, 1996 and 1995...............................
    Statements of Operations -- Year ended September 30, 1994, Period ended July
      11, 1995, Period ended September 30, 1995 and Year ended September 30,
      1996......................................................................
    Statements of Stockholders' Equity -- Year ended September 30, 1994, Period ended July 11, 1995, Period ended September 30, 1995 and Year ended
      September 30, 1996........................................................
    Statements of Cash Flows -- Year ended September 30, 1994, Period ended July
      11, 1995, Period ended September 30, 1995 and Year ended September 30,
      1996......................................................................
    Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Aearo Corporation:

We have audited the accompanying balance sheets of Aearo Corporation (a Delaware corporation) as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the year and the period then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aearo Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the year and the period then ended, respectively, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 12, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Aearo Company:

We have audited the accompanying combined statement of operations, stockholders' equity and cash flows of Aearo Company, formerly Cabot Safety Corporation (the "Predecessor") as of July 11, 1995, and for the period then ended. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the period ended July 11, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 29, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
Aearo Company

We have audited the accompanying combined statements of operations, cash flows, and stockholder's equity of Aearo Company, formerly Cabot Safety Corporation (the "Predecessor") for the fiscal year ended September 30, 1994. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and stockholder's equity of the Predecessor for the fiscal year ended September 30, 1994, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
October 26, 1994

                               AEARO CORPORATION

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             SUCCESSOR COMPANY
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                           1995             1996
                                                                         --------         --------
Current Assets:
  Cash and cash equivalents.........................................     $  4,707         $  8,540
  Accounts receivable (net of reserve for doubtful accounts of
     $1,200 and $1,221 in 1996 and 1995, respectively)..............       28,586           45,890
  Inventories.......................................................       25,914           41,164
  Deferred and prepaid expenses.....................................        2,830            2,748
                                                                         --------         --------
          Total current assets......................................       62,037           98,342
                                                                         --------         --------
Property, Plant and Equipment, net..................................       53,069           68,712
Intangible Assets, net..............................................       92,445          161,940
Other Assets........................................................       10,712            9,442
                                                                         --------         --------
          Total assets..............................................     $218,263         $338,436
                                                                         ========         ========
Current Liabilities:
  Current portion of long-term debt.................................        5,837            8,767
  Accounts payable and accrued liabilities..........................       28,412           40,348
  Accrued interest..................................................        3,090            3,779
  U.S. and foreign income taxes.....................................          262            5,713
  Deferred income taxes.............................................           --               --
                                                                         --------         --------
          Total current liabilities.................................       37,601           58,607
                                                                         --------         --------
Long-term Debt......................................................      146,460          241,520
Deferred Income Taxes...............................................           --              697
Other Liabilities...................................................        2,248            2,811

Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value --
     Authorized -- 200,000 shares
     Issued and outstanding -- 45,000 shares........................           --               --
  Common stock, $.10 par value --
     Authorized -- 30,000 shares
     Issued and outstanding -- 9,500 shares.........................           --               --
  Common stock, $.01 par value --
     Authorized -- 200,000 shares
     Issued and outstanding -- 99,350 and 100,000 shares in 1996 and
     1995, respectively.............................................            1                1
  Additional paid-in capital........................................       32,530           32,640
  Retained earnings.................................................         (584)           1,607
  Cumulative foreign currency translation adjustments...............            7              553
                                                                         --------         --------
          Total stockholders' equity................................       31,954           34,801
                                                                         --------         --------
          Total liabilities and stockholders' equity................     $218,263         $338,436
                                                                         ========         ========

   The accompanying notes are an integral part of these financial statements.

                               AEARO CORPORATION

                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           PREDECESSOR COMPANY               SUCCESSOR COMPANY
                                                       ----------------------------   -------------------------------
                                                        YEAR ENDED     PERIOD ENDED   PERIOD ENDED       YEAR ENDED
                                                       SEPTEMBER 30,     JULY 11,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           1994            1995           1995              1996
                                                       -------------   ------------   -------------     -------------
Net Sales............................................     $178,295       $154,712        $47,900           $243,459
Cost of Sales (Note 3)...............................       99,532         87,674         29,319            133,551
                                                          --------       --------        -------           --------
        Gross profit.................................       78,763         67,038         18,581            109,908
Selling and Administrative...........................       51,659         47,149         13,146             73,614
Research and Technical Services......................        2,733          2,273            551              3,250
Amortization Expense.................................        5,593          4,361            838              5,563
Other Charges (Income), net..........................          (45)          (233)            70                301
                                                          --------       --------        -------           --------
        Operating income.............................       18,823         13,488          3,976             27,180
Interest Expense, net................................        5,819          5,673          4,135             20,703
                                                          --------       --------        -------           --------
  Income (loss) before provision for income taxes....       13,004          7,815           (159)             6,477
Provision for Income Taxes...........................        5,018          3,009            425              4,286
                                                          --------       --------        -------           --------
        Net income (loss)............................     $  7,986       $  4,806           (584)             2,191
                                                          ========       ========
Preferred Stock Dividend Accrued.....................                                      1,283              6,248
                                                                                         -------           --------
  Loss applicable to Common Shareholders.............                                     (1,867)            (4,057)
                                                                                         -------           --------
Loss per Common Share................................                                    $(18.67)          $ (40.58)
                                                                                         =======           ========
Weighted average Common Shares outstanding...........                                    100,000             99,980
                                                                                         =======           ========

   The accompanying notes are an integral part of these financial statements.

                               AEARO CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 PREDECESSOR COMPANY                CUMULATIVE
                                      ------------------------------------------      FOREIGN
                                                           ADDITIONAL                CURRENCY
                                      PREFERRED   COMMON    PAID-IN     RETAINED    TRANSLATION
                                        STOCK     STOCK     CAPITAL     EARNINGS    ADJUSTMENTS    TOTAL
                                      ---------   ------   ----------   --------    -----------   --------
Balance, September 30, 1993..........   $--        $ 1      $21,228     $ 35,263      $(5,537)      50,955
  Foreign currency translation
     adjustments.....................    --         --           --           --        1,263        1,263
  Net income.........................    --         --           --        7,986           --        7,986
  Dividend paid......................    --         --           --      (25,000)          --      (25,000)
                                        ---        ---      -------     --------      -------     --------
Balance, September 30, 1994..........    --          1       21,228       18,249       (4,274)      35,204
  Foreign currency translation
     adjustments.....................    --         --           --           --           75           75
  Net income.........................    --         --           --        4,806           --        4,806
                                        ---        ---      -------     --------      -------     --------
Balance, July 11, 1995...............   $--        $ 1      $21,228     $ 23,055      $(4,199)    $ 40,085
                                        ===        ===      =======     ========      =======     ========

                                                   SUCCESSOR COMPANY
                                        ----------------------------------------
  Issuance of common and preferred
    stock in connection with
    acquisition, net.................   $--        $ 1      $32,530     $     --      $    --     $ 32,531
  Foreign currency translation
     adjustments.....................    --         --           --           --            7            7
  Net loss...........................    --         --           --         (584)          --         (584)
                                        ---        ---      -------     --------      -------     --------
Balance, September 30, 1995..........    --          1       32,530         (584)           7       31,954
  Repayment of shareholders notes....    --         --          260           --           --          260
  Repurchase of common stock, net....    --         --         (150)          --           --         (150)
  Foreign currency translation
     adjustment......................    --         --           --           --          546          546
  Net income.........................    --         --           --        2,191           --        2,191
                                        ---        ---      -------     --------      -------     --------
Balance, September 30, 1996..........   $--        $ 1      $32,640     $  1,607      $   553     $ 34,801
                                        ===        ===      =======     ========      =======     ========

   The accompanying notes are an integral part of these financial statements.

                               AEARO CORPORATION

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       PREDECESSOR COMPANY                SUCCESSOR COMPANY
                                                                   ----------------------------     -----------------------------
                                                                    YEAR ENDED     PERIOD ENDED     PERIOD ENDED     YEAR ENDED
                                                                   SEPTEMBER 30,     JULY 11,       SEPTEMBER 30,   SEPTEMBER 30,
                                                                       1994            1995             1995            1996
                                                                   -------------   ------------     -------------   -------------
Cash Flows from Operating Activities:
  Net income (loss)..............................................     $  7,986       $  4,806         $    (584)      $  2,191
  Adjustments to reconcile net income (loss) to cash provided by operating activities --
    Depreciation.................................................        6,150          4,854             1,247          6,908
    Amortization.................................................        5,593          4,362               845          7,028
    Deferred income taxes........................................        1,941          1,851                --             --
    Other, net...................................................          365            160               (27)           423
    Changes in assets and liabilities --
      Accounts receivable........................................       (2,111)          (410)           (1,523)        (4,431)
      Inventory..................................................       (3,611)           903             4,190         (3,748)
      Accounts payable and accruals..............................        1,069            991             7,229         (3,040)
      Other, net.................................................          542         (3,610)             (368)          (855)
                                                                      --------       --------         ---------       --------
        Net cash provided by operating activities................       17,924         13,907            11,009          4,476
                                                                      --------       --------         ---------       --------
Cash Flows from Investing Activities:
  Cash paid for Cabot Safety Corporation.........................           --             --          (169,200)            --
  Cash paid for Peltor AB and Eastern............................           --             --                --        (90,204)
  Eastern escrow deposit.........................................           --             --            (3,000)         3,000
  Additions to property, plant and equipment.....................       (4,548)       (10,448)           (2,719)        (9,249)
  Proceeds provided by disposals of property, plant and
    equipment....................................................           34              4                --             26
                                                                      --------       --------         ---------       --------
        Net cash used by investing activities....................       (4,514)       (10,444)         (174,919)       (96,427)
                                                                      --------       --------         ---------       --------
Cash Flows from Financing Activities:
  Issuance of common and preferred stock in connection with
    acquisition, net.............................................           --             --            32,531             --
  Proceeds from sale of notes....................................           --             --           100,000             --
  Repurchase of common stock, net................................           --             --                --           (150)
  Repayment of shareholder notes.................................           --             --                --            260
  Proceeds from term loan........................................           --             --            45,000             --
  Proceeds from Amended and Restated Senior Bank Facility, net...           --             --                --         94,311
  Proceeds from revolving credit facility, net...................           --             --             3,800          1,250
  Payment of financing costs.....................................           --             --           (11,382)            --
  Repayment of term loan.........................................           --             --            (1,249)            --
  Repayment of external long-term debt...........................         (161)          (122)             (109)          (218)
  Increase (repayment) of note payable to Cabot Corporation,
    net..........................................................       (5,340)         1,412                --             --
  Increase in intercompany receivables, net......................       (8,137)        (5,381)               --             --
  Dividend paid..................................................      (25,000)            --                --             --
  Proceeds from issuance of note payable to bank.................       25,000             --                --             --
                                                                      --------       --------         ---------       --------
        Net cash (used) provided by financing activities.........      (13,638)        (4,091)          168,591         95,453
                                                                      --------       --------         ---------       --------
Effect of Exchange Rate Changes on Cash..........................          886             78                26            331
                                                                      --------       --------         ---------       --------
Increase (Decrease) in Cash and Cash Equivalents.................          658           (550)            4,707          3,883
Cash and Cash Equivalents, beginning of period...................        1,362          2,020                --          4,707
                                                                      --------       --------         ---------       --------
Cash and Cash Equivalents, end of period.........................     $  2,020       $  1,470         $   4,707       $  8,540
                                                                      ========       ========         =========       ========
Noncash Investing and Financing Activities:
  Capital lease obligations......................................     $     71       $    128         $      --       $     --
                                                                      ========       ========         =========       ========
Cash Paid for:
  Interest.......................................................     $  1,661       $  1,734         $     794       $ 18,879
                                                                      ========       ========         =========       ========
  Income taxes...................................................     $  3,013       $  2,265         $      37          1,138
                                                                      ========       ========         =========       ========

   The accompanying notes are an integral part of these financial statements.

                               AEARO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

(1)  BASIS OF PRESENTATION

For periods prior to July 11, 1995, the accompanying financial statements represent the combined results and financial position of Aearo Company (formerly Cabot Safety Corporation) and certain affiliates (the Predecessor) all of which were wholly owned by Cabot Corporation (Cabot). On July 11, 1995, Cabot sold substantially all of the assets and certain liabilities of the Predecessor to Aearo Corporation (formerly Cabot Safety Holdings, Inc.) as described in Note 3 (Formation Acquisition). Financial statements for periods subsequent to July 11, 1995 represent the consolidated financial statements of Aearo Corporation and subsidiaries (the Successor). References to the Company refer to the Predecessor prior to the Formation Acquisition and the Successor postacquisition.

Separate financial statements of Aearo Company are not presented because they do not provide any additional information from what is presented in the financial statements of Aearo Corporation that would be meaningful to the holders of the senior subordinated notes (see Note 8).

(2)  ORGANIZATION

The Company manufactures and sells personal safety equipment, as well as energy-absorbing, vibration-damping and impact-absorbing products for industrial noise control and environment enhancement. Included in personal safety equipment are hearing protection, safety eyewear and respiratory equipment.

Prior to 1990, Cabot operated its domestic and foreign safety products and noise control businesses in several subsidiaries and divisions. During 1990, Cabot contributed the capital stock and net assets of its E-A-R division to the Company. In April 1990, Cabot purchased the assets of AOSafety, the Safety Products Division of American Optical Corporation.

(3)  FORMATION ACQUISITION AND FINANCING

Aearo Corporation was formed by Vestar Equity Partners, L.P. (Vestar) in June 1995 to effect the acquisition of substantially all of the assets and liabilities of the Predecessor (the Formation Acquisition). The Predecessor was wholly owned by Cabot prior to the Formation Acquisition. The Formation Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of the Predecessor for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation, as more fully described in Note 13. Aearo Corporation immediately contributed the acquired assets and liabilities to Aearo Company, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated June 13, 1995. Aearo Corporation has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of Aearo Company.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

The total financing related to the Formation Acquisition was $217.5 million (including transaction fees and expenses of $11.2 million), including the assumption of certain debt. A summary of the Formation Acquisition financing is as follows (in millions):

        Implied fair value of equity issued(a)..............................  $ 65.0
        Issuance of stockholder loans.......................................    (0.9)
        Borrowings under revolving credit facility..........................     2.5
        Borrowings under term loans.........................................    45.0
        Borrowings under notes..............................................   100.0
        Assumed debt........................................................     4.8
        Closing adjustment paid to Cabot....................................     1.1
                                                                              ------
                                                                              $217.5
                                                                              ======

---------------
(a) The implied fair value of equity represents the implicit fair value of Aearo Corporation's equity based on the cash paid by Vestar and management for their equity interest in Aearo Corporation. The actual amount recorded for Aearo Corporation's equity was reduced by approximately $31.5 million to reflect predecessor basis for the portion of equity retained by Cabot.

The Formation Acquisition has been accounted for as a purchase transaction effective as of July 11, 1995, in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions, and accordingly, the consolidated financial statements for the periods subsequent to July 11, 1995 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on a portion of their estimated fair values as of July 11, 1995. The valuation of assets and liabilities acquired reflect carryover basis for the percentage ownership retained by Cabot.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

The allocation of the $206.1 million purchase price plus $2.1 million of direct acquisition costs is summarized as follows (in millions):

    Cash paid to Cabot..........................................................  $169.2
    Debt assumed................................................................     4.8
    Closing adjustment paid to Cabot............................................     1.1
    Fair value of 42.5% equity interest in Holdings issued to Cabot.............    31.0
                                                                                  ------
              Total.............................................................   206.1
    Direct acquisition costs....................................................     2.1
                                                                                  ------
              Total consideration and direct acquisition costs..................   208.2
    Predecessor historical cost of net assets acquired..........................   134.0
                                                                                  ------
              Excess of consideration paid over predecessor historical cost.....    74.2
    Less -- Adjustment to reflect predecessor basis for the 42.5% equity
      interest retained by Cabot................................................    31.5
                                                                                  ------
              Fair market value step up.........................................    42.7
    Debt issuance costs.........................................................     9.3
                                                                                  ------
              Net adjustment....................................................  $ 52.0
                                                                                  ======
    Allocation of net adjustment --
      Inventories...............................................................  $  3.6
      Property, plant and equipment, net........................................    13.6
      Intangible assets.........................................................    31.7
      Deferred charges..........................................................     9.3
      Liabilities and other.....................................................    (6.2)
                                                                                  ------
                                                                                  $ 52.0
                                                                                  ======

The $3.6 million allocated to inventory was charged to cost of sales in the period ended September 30, 1995 as the inventory was sold to customers.

(4)  SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The significant accounting policies of the Company are described below.

     PRINCIPLES OF COMBINATION AND CONSOLIDATION

The combined financial statements of the Company for the period ended July 11, 1995 and the year ended September 30, 1994 include Aearo Company and the results of certain affiliates of the Company whose operations are partially or exclusively related to the business of the Company. All significant transactions and balances between affiliates have been eliminated. Transactions with Cabot and its subsidiaries are reflected as intercompany balances.

The consolidated financial statements of the Company for the year ended September 30, 1996 and period ended September 30, 1995 include the accounts of Aearo Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all time deposits and short-term investments with an original maturity of three months or less at time of purchase to be cash equivalents.

     FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated at year-end exchange rates. Revenues and expenses are translated at the average rate during the year. Foreign currency gains and losses arising from transactions are reflected in net income. Balance sheet translation gains and losses are reflected as a separate component of stockholders' equity.

     INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense.

Property, plant and equipment and their estimated useful lives consist of the following:

          ASSET CLASSIFICATION         ESTIMATED USEFUL LIFE
        -----------------------     ---------------------------
        Buildings                           25-40 Years
        Leasehold improvements      Life of the lease or useful
                                     life, whichever is shorter
        Machinery and equipment              3-10 Years
        Furniture and fixtures               3-10 Years

Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the financial statements, and any resultant gain or loss is recognized.

     INCOME TAXES

For the year ended September 30, 1996, as in the period ended September 30, 1995, the Company will file a consolidated federal income tax return. The Company filed a consolidated federal income tax return with Cabot for the period ended July 11, 1995 and for the fiscal year ended September 30, 1994. The provision for federal income taxes reflected in these financial statements for which the Company filed consolidated returns with Cabot have been determined as if the Company filed a separate federal income tax return.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

     INTANGIBLE ASSETS

Intangible assets consist primarily of the costs of goodwill, patents and trademarks purchased in business acquisitions. Intangible assets are amortized on the straight-line basis over either 25 years or an estimated useful life, whichever is shorter.

The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At September 30, 1996, no such impairment of assets was indicated.

A summary of the estimated lives by major category of intangible assets at September 30, 1996 is as follows:

        Goodwill...................                          25 Years
        Patents....................                          17 Years
        Non-compete agreement......    Life of agreement (4.5 years at September 30, 1996)
        Trademarks, Tradenames and
          Other....................                Various from 15 to 25 Years

     DEFERRED FINANCING COSTS

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 1996.

     NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share has been computed by dividing earnings applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 -- ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management intends to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provision for employee stock-based

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

compensation under SFAS No. 123, but will include the additional required disclosures in the fiscal 1997 financial statements.

     RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year's presentation.

(5)  INVENTORIES

Inventories consisted of the following at September 30 (dollars in thousands):

                                                                       SUCCESSOR COMPANY
                                                                   -------------------------
                                                                    1995              1996
                                                                   -------           -------
    Raw materials...........................................       $ 8,371           $13,100
    Work in process.........................................         3,332            11,130
    Finished goods..........................................        14,211            16,934
                                                                   -------           -------
                                                                   $25,914           $41,164
                                                                   =======           =======

(6)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

                                                                         SUCCESSOR COMPANY
                                                                       ---------------------
                                                                        1995          1996
                                                                       -------       -------
    Land..........................................................     $ 2,167       $ 2,637
    Buildings and improvements....................................       9,184        17,584
    Machinery and equipment.......................................      29,127        35,501
    Furniture and fixtures........................................       2,709        10,957
    Construction in progress......................................      11,381        10,343
                                                                       -------       -------
                                                                        54,568        77,022
    Less -- Accumulated depreciation..............................       1,499         8,310
                                                                       -------       -------
                                                                       $53,069       $68,712
                                                                       =======       =======

(7)  INTANGIBLE ASSETS

Intangible assets consist of the following at September 30 (dollars in thousands):

                                                                       SUCCESSOR COMPANY
                                                                   --------------------------
                                                                    1995              1996
                                                                   -------           --------
    Goodwill................................................       $17,521           $ 81,195
    Patents.................................................         1,638              1,638
    Trademarks and tradenames...............................        74,122             74,122
    Non-compete agreement...................................            --             10,592
    Other...................................................            --                585
                                                                   -------           --------
                                                                    93,281            168,132
    Less -- Accumulated Amortization........................          (836)             6,192
                                                                   -------           --------
                                                                   $92,445           $161,940
                                                                   =======           ========

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

(8)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

                                                                        SUCCESSOR COMPANY
                                                                      ----------------------
                                                                       1995           1996
                                                                      -------        -------
    Accounts payable -- trade....................................     $13,208        $19,806
    Accrued liabilities --
      Employee compensation and benefits.........................       5,745          8,603
      Other......................................................       9,459         11,939
                                                                      -------        -------
                                                                      $28,412        $40,348
                                                                      =======        =======

(9)  DEBT

The long-term debt balances consisted of the following at September 30 (dollars in thousands):

                                                                        SUCCESSOR COMPANY
                                                                     -----------------------
                                                                       1995           1996
                                                                     --------       --------
    Revolving credit facility...................................     $  3,800       $  5,050
    Term loans, due 2003........................................       43,784        139,436
    Senior subordinated notes, due 2005, 12.5%..................      100,000        100,000
    Note payable, other.........................................           53          1,281
    Mortgage note, due 1996 -- 2006, 10.1%......................        2,539          2,500
    Industrial Revenue Bonds, due 1996 -- 2003, 6.4% less
      advance deposit of $121,715...............................          600            598
    Industrial Revenue Bonds, due 2002, 13.0%...................        1,000          1,000
    Capitalized lease obligations --
      Lease term 1996 -- 2003, 6.5%.............................          363            329
      Lease term 1996 -- 1997, 8.9%.............................           58             24
      Lease term 1996 -- 1998, 9.0%.............................          100             69
                                                                     --------       --------
                                                                      152,297        250,287
    Less -- Current portion of long-term debt...................        5,837          8,767
                                                                     --------       --------
              Total.............................................     $146,460       $241,520
                                                                     ========       ========

Revolving Credit and Term Loans

In July 1995, Aearo Company entered into a credit agreement (the Agreement) that provides for secured borrowings from a syndicate of lenders consisting of (i) a five-year revolving credit facility providing for up to $25.0 million in revolving loans, $5.0 million of which may be used for letters of credit (the Revolving Credit Facility) and (ii) a term loan facility providing for $45.0 million in term loans, consisting of a $28.5 million U.S. term loan, a $4.5 million term loan designated in Canadian dollars and a $12.0 million term loan designated in Sterling (collectively, the Term Loans).

Amounts outstanding under the Term Loans accrued interest, payable quarterly in arrears, at a rate equal to the sum of the Eurodollar rate plus 2%. At September 30, 1995, the rates on the Term Loans were 7.9% for the U.S. term loan, 8.4% for the Canadian term loan and 8.8% for the Sterling term loan. The weighted average interest rates paid during 1995 were 7.9%, 8.5% and 8.7% for the US term loan, Canadian term loan and Sterling term loan, respectively.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

Principal on the Term Loans is being paid in quarterly installments through March 31, 2000 on the U.S. and Sterling term loans, and the principal on the Canadian term loan is due on July 11, 2000. Aearo Corporation had the option to convert all or a portion of the outstanding principal amount of Term Loans into either a Eurodollar rate or a reference-rate loan. The amount outstanding at September 30, 1995 on the Term Loans was $43.8 million.

Under the Revolving Credit Facility, only the U.S. and UK entities were permitted to borrow funds. Interest on borrowings under the Revolving Credit Facility is payable in arrears at a rate equal to either the sum of .75% plus the reference rate or 2% plus the Eurodollar rate. At September 30, 1995, the rate on the Revolving Credit Facility was 9.5%. At September 30, 1995, Aearo Company had $3.8 million outstanding on the Revolving Credit Facility. During the period from July 11, 1995 to September 30, 1995, the maximum amount outstanding under the Revolving Credit Facility was $5.5 million with the average amount being $2.7 million. The weighted average interest rate paid during 1995 was 9.5%.

The Revolving Credit Facility also required Aearo Company to pay a commitment fee on the average daily aggregate unutilized portion of the Revolving Credit Facility at a rate of .50% per annum. The fee is payable quarterly in arrears as well as a commission on trade and standby letters of credit of 2% per annum of the amount to be drawn under the Agreement. Amount outstanding under the revolving credit were due on July 11, 2000.

On May 30, 1996, Aearo Company and the Syndicated Lenders amended and restated the Senior Bank Facility. The amended and restated Credit Facility consists of
(a) a secured term loan facility consisting of A and B term loans providing for up to $90 million of A term loans and $50 million of B term loans (collectively, the "Term Loans"); a portion of the A term loans is denominated in an equivalent amount of foreign currencies and (b) a secured revolving credit facility (the "Revolving Credit Facility") providing for up to $25 million of revolving loans, a portion of which may be denominated in foreign currencies, for general corporate purposes and, as to $15 million thereof, to finance permitted acquisitions. As part of the Revolving Credit Facility, the Senior Bank Facilities provide for the issuance of letters of credit in an aggregate face amount of up to $5 million. The Term Loans will amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be reborrowed. Loans and letters of credit under the Revolving Credit Facility will be available at any time prior to the maturity date of the Senior Bank Facilities as amended and restated. The amount outstanding at September 30, 1996 on the Term Loans was $139.4 million.

At the Company's option, the interest rates per annum applicable to the Senior Bank Facilities are either an adjusted rate based on the London Interbank Offered Rate plus a margin of 2.25% in the case of A Term Loans and Revolving Loans and 2.75% in the case of B Term Loans, or the Base Rate, as defined plus a margin of 1.00% in the case of A Term Loans and Revolving Loans and 1.50% in the case of B Term Loans. The Base Rate is the higher of Bankers Trust Company's announced prime lending rate and the Overnight Federal Funds rate plus 0.50%. The Company must pay certain fees in connection with the Senior Bank Facility, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and fees relating to the issuance of letters of credit.

At September 30, 1996 interest rates on Term Loans were 7.8% for the US & Term A Loan, 5.4% for the US DEM Term A Loan, 8.1% for the US Sterling Term A Loan, 6.4% for the Canadian Term A Loan, 8.1% for the Sterling Term A Loan and 8.3% for the US Term B Loan. During the period of May 30, 1996 to September 30, 1996 the weighted average interest rates paid were 7.7%, 5.6%, 8.1%, 6.8%, 8.1% and 8.2% for the US Term A Loan, for the US DEM Term A Loan, for the US Sterling Term A Loan, for the Canadian Term A Loan, for the Sterling Term A Loan and for the US Term B Loan, respectively.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

At September 30, 1996 Aearo Company had $5.1 million outstanding on the Revolver. During the period from May 30, 1996 to September 30, 1996, the maximum amount outstanding under the amended and restated Revolving Credit Facility was $8.9 million with the average being $1.0 million. The weighted average interest rate paid during 1996 on the Revolver was 9.25%.

Under the terms of the Agreement, Aearo Company is required to comply with a number of affirmative and negative covenants. Among other things, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios and fixed charge coverage ratios. The Agreement also imposes limitations on certain business activities of Aearo Company. The Agreement restricts, among other things, the incurrence of additional indebtedness, creation of certain liens, sales of certain assets and limitations on transactions with affiliates. As of September 30, 1996, Aearo Company is in compliance with the covenants of the Agreement. The Agreement is unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

Senior Subordinated Notes

In connection with the acquisition, Aearo Company issued $100.0 million of Senior Subordinated Notes due 2005 (the Subordinated Notes). The Subordinated Notes are unsecured obligations of Aearo Company. The Subordinated Notes bear interest at a rate of 12.5% per annum and are payable semiannually on each January 15 and July 15 commencing on January 15, 1996.

The Subordinated Notes are redeemable at the option of Aearo Company, on or after July 15, 2000. From and after July 15, 2000, the Subordinated Notes will be subject to redemption at the option of Aearo Company, in whole or in part, at various redemption prices, declining from 106.3% of the principal amount to par on and after July 15, 2004. In addition, on or prior to July 15, 1998, the Company may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Subordinated Notes originally issued at a redemption price of 112.5% of the principal amount thereof plus accrued interest to the date of redemption.

The Subordinated Note indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Agreement discussed above. As of September 30, 1995, Aearo Company is in compliance with the various covenants of the Subordinated Note agreement. The Subordinated Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by Aearo Corporation.

Other Obligations

In 1991, the Company purchased and mortgaged land and a building previously leased. The mortgage provides for monthly payments of $24,498 for principal and interest at 10.125% per annum through 2006, at which time the remaining principal balance of $1,853,000 will be due. The property purchased is pledged as collateral. The net book value of such property was approximately $3,124,000 and $3,264,000 at September 30, 1996 and 1995, respectively.

In connection with the purchase in 1989 of Specialty Composites Corporation, the Company assumed the liability for State of Delaware Industrial Development Bonds, which are due in series through 2003, bear interest at an average annual rate of approximately 6.38%, and provide for annual payments averaging $117,500, including principal and interest, through 2003. All property, plant and equipment purchased with the original proceeds of the bonds is pledged as collateral. The net book value of such property was approximately $1,899,000 and $1,971,000 at September 30, 1996 and 1995, respectively.

In 1982, an acquisition of land and building was financed in part by an Indianapolis, Indiana, Industrial Revenue Bond Obligation. The Bond provides for semiannual payments of $65,000 of interest at 13.0% per

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

annum through 2002, at which time the principal amount of $1,000,000 will be due. All property, plant and equipment purchased with the original proceeds of the bond are pledged as collateral. The net book value of such property was approximately $3,321,000 and $3,433,000 at September 30, 1996 and 1995,
respectively.

In 1993, the Company entered into a 10-year lease agreement for a new safety eyewear production facility with discounted aggregate minimum lease payments of $450,000.

The following is a summary of maturities of all of the Company's debt obligations due after September 30, 1996 (in thousands):

                                                                              AMOUNT
                                                                             --------
        1997..............................................................   $  8,767
        1998..............................................................     11,094
        1999..............................................................     13,757
        2000..............................................................     16,447
        2001..............................................................     21,287
        Thereafter........................................................    178,935
                                                                             --------
        ..................................................................   $250,287
                                                                             ========

(10)  INTEREST EXPENSE, NET

Interest expense (income) comprises the following items (dollars in thousands):

                                                  PREDECESSOR COMPANY              SUCCESSOR COMPANY
                                             -----------------------------   ------------------------------
                                              YEAR ENDED                      PERIOD ENDED     YEAR ENDED
                                             SEPTEMBER 30,   PERIOD ENDED    SEPTEMBER 30,    SEPTEMBER 30,
                                                 1994        JULY 11, 1995        1995            1996
                                             -------------   -------------   --------------   -------------
    Expense --
      Note payable to Cabot
        Corporation........................      $5,143         $ 5,058          $   --          $    --
      External.............................       1,663           1,802           4,160           20,975
                                                 ------         -------          ------          -------
        Total interest expense.............       6,806           6,860           4,160           20,975
                                                 ------         -------          ------          -------
    Income --
      Intercompany.........................        (971)         (1,164)             --               --
      External.............................         (16)            (23)            (25)            (272)
                                                 ------         -------          ------          -------
        Total interest income..............        (987)         (1,187)            (25)            (272)
                                                 ------         -------          ------          -------
    Interest expense, net..................      $5,819         $ 5,673          $4,135          $20,703
                                                 ======         =======          ======          =======

(11)  EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit pension plans, the Aearo Company Employees Retirement Account Plan (the Aearo Plan), which is a cash balance plan, and the E-A-R Specialty Composites Division of Aearo Company Non-Union Employees Retirement Plan (the Specialty Composites Plan). Benefits provided under these plans are primarily based on years of service and the employee's compensation.

The Aearo Plan, effective May 1, 1990, covers most employees in the United States and is funded quarterly based on actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. Plan assets are invested in a portfolio consisting primarily of debt and equity securities. The

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

Specialty Composites Plan resulted from a 1989 acquisition. As of March 31, 1989, the benefits under this plan were frozen. Plan assets are invested in money market and fixed-income investments.

Net periodic pension cost for these plans comprises the following elements (dollars in thousands):

                                              PREDECESSOR COMPANY                  SUCCESSOR COMPANY
                                        -------------------------------     --------------------------------
                                         YEAR ENDED                          PERIOD ENDED       YEAR ENDED
                                        SEPTEMBER 30,     PERIOD ENDED      SEPTEMBER 30,      SEPTEMBER 30,
                                            1994          JULY 11, 1995          1995              1996
                                        -------------     -------------     --------------     -------------
    Service cost......................      $ 911             $ 748             $ 217              $1,180
    Interest cost.....................        285               272                79                 415
    Return on plan assets.............       (143)             (527)             (251)               (718)
    Net amortization and deferral.....       (143)              207               160                 266
                                            -----             -----             -----              ------
      Net periodic pension cost.......      $ 910             $ 700             $ 205              $1,143
                                            =====             =====             =====              ======

The following table sets forth the funded status of the pension plans at September 30 (dollars in thousands):

                                                                         SUCCESSOR COMPANY
                                                                       ----------------------
                                                                        1995           1996
                                                                       -------        -------
    Actuarial present value of benefit obligations --
      Vested benefit obligation....................................    $(5,471)       $(6,264)
                                                                       =======        =======
      Accumulated benefit obligation...............................    $(6,592)       $(7,690)
                                                                       =======        =======
      Projected benefit obligation.................................    $(6,592)       $(7,690)
      Plan assets at fair value....................................      5,697          6,714
                                                                       -------        -------
              Excess of projected benefit obligation over plan
                assets.............................................       (895)          (976)
    Unrecognized net gain..........................................         --           (291)
                                                                       -------        -------
    Pension liability (included in accrued liabilities)............    $  (895)       $(1,267)
                                                                       =======        =======

At September 30, 1996, the pension liability of $1,267,000 comprised a liability of $1,288,000 related to the Aearo Plan and a prepaid pension asset of $21,000 related to the Specialty Composites Plan. The pension liability of $895,000 at September 30, 1995 comprised a liability of $911,000 related to the Aearo Plan and a prepaid pension asset of $16,000 related to the Specialty Composites Plan.

The following weighted average rates were used in the calculations at September 30:

                                                                         SUCCESSOR COMPANY
                                                                        -------------------
                                                                        1995           1996
                                                                        ----           ----
    Discount rate -- projected benefit obligation..................      6.5%          6.5%
    Expected rate of return on plan assets.........................      8.5           7.8
    Assumed rate of increase in compensation.......................      4.0           4.0

In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP
Plan) which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for this Plan were $83,000, $9,000, $32,000 and $25,000 for the year ended September 30, 1996, the periods ended September 30, 1995, and July 11, 1995 and the year ended September 30, 1994, respectively.

A 401(k) plan, the Aearo Company Sound Savings Plan, was established as of May 1, 1990. Employees can join the plan after six months of service, during which they work at least 500 hours and may contribute up to 15% of their compensation. The Company contributes amounts equal to 40% of the employee's contribution

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

to a maximum of 2% of the employee's pay. The costs to the Company for this Plan were $425,000, $100,000, $345,000 and $365,000 for the year ended September 30,
1996, the periods ended September 30, 1995 and July 11, 1995 and the year ended September 30, 1994, respectively.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the year ended September 30, 1996, the periods ended September 30, 1995, and July 11, 1995 and the year ended September 30, 1994, the Company contributed approximately $131,000, $27,000, $79,000, and $111,000, respectively.

Postretirement Benefits

The Company does not provide defined benefit postretirement plans for retirees after age 65. All employees who elect early retirement at age 62 or older are eligible to receive life insurance coverage that terminates on their 65th birthday. In addition, employees who were age 55 or older with 10 years of service as of April 1, 1990 are eligible to receive limited health care and life insurance coverage for themselves and their eligible dependents upon early retirement at age 62 or older. These coverages terminate on the 65th birthday of the retiree or his or her spouse. The health care benefit is a fixed dollar contribution and the life insurance benefit is a fixed coverage amount.

As of September 30, 1996 and 1995, the accrued postretirement benefit cost was $168,000 and $215,000, respectively.

(12)  RELATED PARTY TRANSACTIONS

An annual management fee, which is to be shared by Cabot and Vestar, will be paid in aggregate amounts with respect to each fiscal year equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before cash interest, taxes, depreciation and amortization for such fiscal year. This annual management fee is shared by Cabot and Vestar based on their relative equity ownership of the Company.

The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after the Acquisition whereby, so long as the Company pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims.

Certain management investors (Management Investors) borrowed $934,000 to fund a portion of the purchase price of Common Stock to be issued to such management investors in connection with the Acquisition. Such loans are secured by Common Stock, purchased with the proceeds thereof, are expected to have a term of approximately 10 years, will bear interest at an annual rate determined pursuant to Section 7872(f)(2) of the 1986 IRC, and will be subject to mandatory prepayment in the event the employment of such management investors terminates.

Prior to the Formation Acquisition, the Company engaged in various transactions with Cabot and its affiliates that are characteristic of a combined group under common control. Cabot had historically provided the Company with various financial and administrative functions and services, including the continued participation of the Company in certain insurance policies maintained by Cabot, for which the Company is charged associated direct costs and expenses. In addition, certain indirect administrative costs were allocated to the various business units of Cabot, including the Company, principally based on a formula that considered

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

such proportionate variables as revenue, payroll and property balances. Administrative costs of doing business on a stand-alone basis may have been significantly different. Cabot also provided financing and cash management for the Company through a centralized treasury system. Operating expenses, as described above, were $1,728,000 and $1,832,000 for the period ended July 11, 1995 and the year ended September 30, 1994, respectively.

(13)  INCOME TAXES

Income before income taxes and cumulative effect of accounting changes is as follows (dollars in thousands):

                                          PREDECESSOR COMPANY                 SUCCESSOR COMPANY
                                     ------------------------------     -----------------------------
                                      YEAR ENDED       PERIOD ENDED     PERIOD ENDED     YEAR ENDED
                                     SEPTEMBER 30,       JULY 11,       SEPTEMBER 30,   SEPTEMBER 30,
                                         1994              1995             1995            1996
                                     -------------     ------------     -------------   -------------
    Domestic.....................       $ 5,253          $(1,258)         $(1,064)         $5,614
    Foreign......................         7,751            9,073              905             863
                                        -------          --------          -------         ------
              Total..............       $13,004          $  7,815         $  (159)         $6,477
                                        =======          ========         =======          ======

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

A summary of taxes on income is as follows (dollars in thousands):

                                          PREDECESSOR COMPANY                 SUCCESSOR COMPANY
                                     ------------------------------     -----------------------------
                                      YEAR ENDED       PERIOD ENDED     PERIOD ENDED     YEAR ENDED
                                     SEPTEMBER 30,       JULY 11,       SEPTEMBER 30,   SEPTEMBER 30,
                                         1994              1995             1995            1996
                                     -------------     ------------     -------------   -------------
    U.S. Federal and State --
      Current....................       $   36           $(2,335)            $ 47           $  155
      Deferred...................        1,986             1,851               --            2,135
                                        ------           -------             ----           ------
              Total..............        2,022              (484)              47            2,290
                                        ------           -------             ----           ------
    Foreign --
      Current....................        3,041             3,493              378            1,996
      Deferred...................          (45)               --               --               --
                                        ------           -------             ----           ------
                                         2,996             3,493              378            1,996
                                        ------           -------             ----           ------
              Total..............       $5,018           $ 3,009             $425           $4,286
                                        ======           =======             ====           ======

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate is as follows (dollars in thousands):

                                             PREDECESSOR COMPANY              SUCCESSOR COMPANY
                                         ----------------------------   -----------------------------
                                          YEAR ENDED     PERIOD ENDED   PERIOD ENDED     YEAR ENDED
                                         SEPTEMBER 30,     JULY 11,     SEPTEMBER 30,   SEPTEMBER 30,
                                             1994            1995           1995            1996
                                         -------------   ------------   -------------   -------------
    Computed tax expense at the expected
      statutory rate....................     $4,551         $2,735           $(56)          $2,202
    State taxes, net of federal
      effect............................        385             61             31              (22)
    Foreign income taxed at different
      rates.............................        283            454             70              371
    Goodwill amortization...............         --             --             --              159
    Non-deductible expenses.............         --             --             --              106
    Increase in valuation allowance.....         --             --            362            1,357
    Other, net..........................       (201)          (241)            18              113
                                             ------         ------           ----           ------
      Provision for income taxes........     $5,018         $3,009           $425           $4,286
                                             ======         ======           ====           ======

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

                                                                       SUCCESSOR COMPANY
                                                                     ---------------------
                                                                       1995         1996
                                                                     --------     --------
    Deferred tax assets
      Pension and other benefits.................................... $     --     $  1,842
      Property, plant and equipment.................................    2,513        1,309
      Intangible assets.............................................    7,458        5,143
      Restructuring charges.........................................      872          495
      FSC commission................................................       --           --
      Inventory.....................................................      294          329
      Net operating loss--foreign...................................       --        1,357
      Net operating loss carryforwards--domestic....................    1,030          100
      Other.........................................................      878          995
                                                                     --------     --------
         Subtotal...................................................   13,045       11,570
    Valuation allowances............................................  (13,045)     (12,267)
                                                                      -------     --------
         Total deferred tax liability............................... $     --     $   (697)
                                                                     ========     ========

The valuation allowance at September 30, 1996 and 1995 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. Of this valuation allowance, approximately $10,655 will be used to reduce goodwill or other intangibles related to the purchase if the benefits are realized.

The change in valuation allowance includes a decrease of $2,135,000 related to the realization of certain tax assets related to the Formation Acquisition. This amount has been used to reduce goodwill.

(14)  STOCKHOLDERS' EQUITY

Stock Ownership and Stockholders' Agreement

Prior to the Formation Acquisition, Cabot owned 100% of the outstanding shares of the Company. Currently, (i) Cabot owns 42.5% of Common Stock and 50% of Redeemable Preferred Stock, (ii) Vestar owns 42.5% of Common Stock and 50% of Redeemable Preferred Stock and (iii) the Management Investors own 15% of Common Stock. Vestar, Cabot and Management entered into a stockholders' agreement (the Stockholders' Agreement) as of the Formation Acquisition date. The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

Common and Preferred Stock

To finance a portion of the Formation Acquisition, Aearo Corporation issued 8,000,000 (3,400,000 each to Vestar and Cabot and 1,200,000 to Management Investors) shares of Common Stock and 45,000 shares of Redeemable Preferred Stock (22,500 each to Vestar and Cabot). Management Investors received a loan from the Company in the amount of $934,000 to fund a portion of its cost of the Acquisition. This amount has been reflected as a reduction to additional paid-in capital related to the issuance of Common Stock.

The Redeemable Preferred Stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded daily. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of Holdings at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

Aearo Company is permitted to pay cash dividends to Aearo Corporation for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $500,000 in any fiscal year. As long as no event of default would result, Aearo Corporation and Aearo Company are permitted to pay dividends consisting of shares of qualified capital stock as defined in the Credit Agreement, and Aearo Corporation may redeem or purchase shares of its capital stock held by former employees of Aearo Corporation or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation in respect to such purchases or redemptions does not exceed $1.5 million; Aearo Company may pay cash dividends to Aearo Corporation for the latter purpose. Additionally, Aearo Corporation may pay dividends on its preferred stock in additional shares of preferred stock.

The Cabot Safety Corporation Stock Option Plan (the 1993 Plan), adopted in May 1993, provides for the granting of stock options to key employees. Options granted may be either incentive stock options, within the meaning of Section 422A of the Internal Revenue Code, or nonqualified stock options.

The stock options are exercisable over a period determined by the Board of Directors, but no longer than five years after the date they are granted. The latest date on which the options may be exercised is September 30, 2002. Compensation expense of $30,000 was recognized during fiscal 1994. The 1993 Plan was terminated in connection with the Formation Acquisition.

Information with respect to options under the 1993 Plan follows:

                                                                     PREDECESSOR COMPANY
                                                                 ----------------------------
                                                                  YEAR ENDED     PERIOD ENDED
                                                                 SEPTEMBER 30,     JULY 11,
                                                                     1994            1995
                                                                 -------------   ------------
                                                                      (SHARES OF STOCK)
    Outstanding --
      Beginning of year......................................          410            430
      Granted at $16.00 to $19.50 per share..................          170              0
      Exercised at $16.00 per share..........................         (130)             0
      Canceled...............................................          (20)          (430)
                                                                     -----          -----
      End of year............................................          430              0
                                                                     =====          =====
    Exercisable --
      End of year............................................          234             --
                                                                     =====          =====
    Available for Grant --
      End of year............................................           70             --
                                                                     =====          =====

Executive Stock Option Plan

On June 27, 1996, the Company adopted the Executive Stock Option Plan (the Executive Plan) whereby the Company granted 5,000 non-qualified options with an exercise price of $600 per share, to certain members of management. The options will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar and Cabot on their investment in the Company and the tenth anniversary of the date of grant. The option term will be ten years except that options shall expire in certain instances of termination of employment and upon the sale of the Company.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

(15)  COMMITMENTS AND CONTINGENCIES

Compensation Plans

The Company provides performance-based compensation awards to executive officers and key employees for achievement during each year as part of an annual bonus plan. Such compensation awards are a function of individual performance and consolidated operating results. Business unit performance is also a factor used in determining compensation awards with respect to key employees who are not executive officers. The Company also has an overall incentive plan which provides performance-based compensation awards to all employees based on consolidated operating results.

Upon consummation of the Formation Acquisition, the Company adopted a supplemental severance pay plan providing certain executive officers and key employees with salary continuation, based on years of service, in the event of an eligible termination. The plan provides for one month's base pay for each full year of service with a minimum amount payable of three months and a maximum amount payable of 12 months.

Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $4,268,000, $2,805,000, $768,000 and $4,395,000, for the year ended September 30, 1994, the periods ended July 11, 1995 and September 30, 1995 and the year ended September 30, 1996, respectively.
Future minimum rental commitments under noncancelable leases in effect at September 30, 1996 are as follows (dollars in thousands):

        1997...............................................................  $ 3,525
        1998...............................................................    3,370
        1999...............................................................    3,282
        2000...............................................................    3,391
        2001...............................................................    3,037
        2002 and thereafter................................................    9,799
                                                                             -------
                                                                             $26,404
                                                                             =======

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

(16)  ACQUISITIONS

On May 30, 1996, the Company acquired Peltor Holding AB (the Acquisition) for approximately $85.6 million. The Acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the consolidated financial statements for the periods subsequent to May 30, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 30, 1996.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

The purchase price allocation is preliminary and may be revised at a later date, however, the Company does not presently expect material changes to the allocation of the purchase price.

The preliminary allocation of the $85.6 million purchase price and direct acquisition costs is summarized as follows (in millions):

        Cash paid for Peltor...............................................  $81,100
        Acquisition costs..................................................    4,500
                                                                             -------
                  Total consideration and acquisition costs................   85,600
        Historical Cost of Net Assets Acquired.............................   12,516
                                                                             -------
             Excess of consideration paid over historical cost.............  $73,084
                                                                             =======
        Allocation of Excess of Consideration Paid over Historical Cost:
             Inventories...................................................  $ 1,000
             Property, plant and equipment, net............................    2,500
             Deferred financing costs......................................    3,500
             Intangible assets.............................................   68,084
             Accrued liabilities...........................................   (2,000)
                                                                             =======
                                                                             $73,084
                                                                             =======

Unaudited pro forma operating results of the Company for the year ended September 30, 1996, as adjusted for the debt financing and estimated effects of the Acquisition as if it had occurred on October 1, 1995, are as follows:

          Net sales....................................................    $273,723
          Earnings (loss) applicable to common shareholders............      (7,716)
          Earnings (loss) per common share.............................      (77.17)
          Weighted average common shares outstanding...................      99,980

On January 3, 1996, the Company acquired the stock of Eastern Safety Equipment, Inc. (Eastern) for $6,800,000, subject to final closing adjustments, as defined. In addition, the Company entered into noncompete and consulting agreements that provide an aggregate of $1,000,000 in consideration to the former controlling stockholder of Eastern. The transaction will be accounted for using the purchase method of accounting. The pro forma impact of the transaction is not material to the results of the periods presented. Amounts allocated to the non-compete and consulting agreements will be charged to expense over the five year term of the agreements.

At September 30, 1995, the Company had $3,000,000 in deposit pursuant to an escrow agreement with the former stockholders of Eastern. This amount is included in other assets on the accompanying balance sheet. These funds together with additional borrowings under the revolving credit agreement were used to fund the acquisition.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1996

(17)  FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

All of Aearo Corporation's operations are included in the Safety and Energy
Absorbing Products industry segment. For the year ended September 30, 1994, the periods ended July 11, 1995 and September 30, 1995 and the year ended September
30, 1996, no single customer accounted for more than 10% of sales. Transfers between geographic areas are recorded at cost plus markup or at market.
Financial information by geographic area for the years ended September 30, 1994, the periods ended July 11, 1995 and September 30, 1995 and the year ended
September 30, 1996, is as follows (dollars in thousands):


                                         PREDECESSOR COMPANY                 SUCCESSOR COMPANY
                                   -------------------------------     ------------------------------
                                    YEAR ENDED                         PERIOD ENDED      YEAR ENDED
                                   SEPTEMBER 30,     PERIOD ENDED      SEPTEMBER 30,    SEPTEMBER 30,
                                       1994          JULY 11, 1995         1995             1996
                                   -------------     -------------     -------------    -------------
Sales:
  United States --
     Sales, excluding export
       sales.....................     $138,336          $118,474         $ 36,366          $163,963
     Export sales................       11,959             9,599            3,818            29,692
                                      --------          --------         --------          --------
          Total U.S. sales.......      150,295           128,073           40,184           193,655
  Canada.........................       11,834            10,098            3,102            14,686
  Europe.........................       25,455            25,914            7,425            50,282
                                      --------          --------         --------          --------
          Total..................      187,584           164,085           50,711           258,623
  Less -- Eliminations...........        9,289             9,373            2,811            15,164
                                      --------          --------         --------          --------
          Net sales..............     $178,295          $154,712         $ 47,900          $243,459
                                      ========          ========         ========          ========
Operating Profit:
  United States..................     $ 15,213          $ 10,855         $  4,624          $ 30,412
  Canada.........................        1,262             1,078               73               191
  Europe.........................        6,253             6,585            1,208             4,919
                                      --------          --------         --------          --------
          Total operating
            profit...............       22,728            18,518            5,905            35,522
  Interest expense, net..........        5,819             5,673            4,135            20,703
  Unallocated corporate
     expenses(a).................        3,933             5,478            1,869             8,056
  Foreign exchange (gain) loss...          (28)             (448)              60               286
                                      --------          --------         --------          --------
          Income before income
            taxes................     $ 13,004          $  7,815         $   (159)         $  6,477
                                      ========          ========         ========          ========
Identifiable Assets:
  United States..................     $119,526                           $189,328          $212,544
  Canada.........................       15,839                              8,609             7,911
  Europe.........................       35,788                             20,326           117,981
                                      --------                           --------          --------
          Total identifiable
            assets...............     $171,153                           $218,263          $338,436
                                      ========                           ========          ========

---------------
(a) Unallocated corporate expenses are corporate management costs and include services provided by Cabot Corporation for the Predecessor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 15, 1996.

         NAME                            AGE                       POSITION
         ----                            ---                       --------
John D. Curtin, Jr.....................  63    Chairman of the Board of Directors and Chief
                                               Executive Officer

Albert F. Young, Jr....................  50    President, Chief Operating Officer and Director

Bryan J. Carey.........................  36    Vice President, Chief Financial Officer,
                                               Treasurer and Assistant Secretary

James D. Hall..........................  46    Vice President, Product Management

Mark H. Hague..........................  45    Vice President, Operations

M. Rand Mallitz........................  54    Vice President and General Manager, E-A-R
                                               Specialty Composites

Daniel P. O'Connor.....................  52    Vice President, Sales

Mark V.B. Tremallo.....................  40    Vice President, General Counsel and Secretary

Norman W. Alpert*......................  38    Director

Daniel S. O'Connell....................  42    Director

Arthur J. Nagle........................  58    Director

John W. Priesing.......................  67    Director

Samuel L. Hayes, III...................  61    Director

Kenyon C. Gilson.......................  53    Director

Margaret J. Hanratty*..................  49    Director

---------------
* Member of Audit Committee

John D. Curtin, Jr. joined Cabot in 1989 as Chief Financial Officer. Mr. Curtin was named Chief Executive Officer of the Company in April 1994, and became a director of the Company in July 1995. Prior to joining Cabot he was President, Chief Executive Officer and Director of Curtin & Co., Inc., a private investment banking firm. Mr. Curtin is also a director of Augat Inc. and Imperial Holly Corporation.

Albert F. Young, Jr. joined the Company in July 1994 as President, and became a director of the Company in July 1995. Prior to joining the Company, he spent sixteen years with Cooper Industries, Inc., most recently as Vice President and General Manager of the Cooper Hand Tools Division.

Bryan J. Carey joined the Company as Chief Financial Officer in April 1994 from Cabot, where he had been Director of Strategic Planning since August 1992. Prior to joining Cabot, he was a principal with Chase Capital Partners and its predecessor.

James D. Hall joined the Company in October 1994 and served as a consultant to the Company from July 1994 to October 1994. Mr. Hall was Executive Vice President of Uvex Safety L.L.C. from 1993 to July 1994 and Vice President-Safety of Uvex Winter Optical, Inc. from 1990 to 1993.

Mark H. Hague joined the Company in November 1996. He was Vice President and General Manager of Cabot's North American Carbon Black Division from October 1993 through October 1996, and prior to that was Vice President and General Manager of Cabot's Performance Materials Division.

M. Rand Mallitz joined the Company in January 1992 as Vice President and General Manager, E-A-R Specialty Composites. He was Vice President and General Manager of the Caulk Cartridge Division of Sonoco Products in 1991, and prior to that he was President/CEO of Roth Office Products.

Daniel P. O'Connor joined the Company in 1991 and has held the positions of Vice President, Sales & Distribution; Vice President, Global Sales & Marketing; and Vice President and General Manager,

Prescription Eyewear. Prior to joining the Company in 1991, he was Vice President of Sales and Marketing, Residential and Small Businesses Services Division, of Northern Telecom.

Mark V.B. Tremallo joined the Company as General Counsel and Assistant Secretary in 1991 from Cabot's Law Department, where he had worked since 1989. He became Vice President and Secretary in 1995.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of International AirParts Corporation and a director of Clark-Schwebel, Inc., Prestone Products Corporation, Remington Products Company, L.L.C. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is a director of Anvil Knitwear, Inc., Clark-Schwebel, Inc., Pinnacle Automation, Inc., Prestone Products Corporation, Remington Products Company, L.L.C. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Arthur J. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Chart House Enterprises, Inc., Clark-Schwebel, Inc., La Petite Holdings Corporation, Prestone Products Corporation, Remington Products Company, L.L.C., Russell-Stanley Corporation and Super D Drugs, Inc., all companies (other than Chart House Enterprises, Inc.) in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

John W. Priesing served as Chairman, President and Chief Executive Officer of Russell-Stanley Corporation from 1993 until November 1996. He continues as Chairman. Prior to joining Russell-Stanley Corporation, he was a private investor. He became a director of the Company in December 1995.

Samuel L. Hayes, III was elected a director of the Company in May 1996. Since 1971, he has taught at the Harvard Business School, and he currently holds the Jacob H. Schiff Chair in Investment Banking. His teaching and research have focused on the capital markets and corporate financial management. Mr. Hayes is also a director of Tiffany & Co., Ernst Home Centers, and certain Eaton Vance mutual funds.

Kenyon C. Gilson has been Executive Vice President of Cabot since March 1996, and prior thereto was Vice President. He became a director of the Company in July 1995.

Margaret J. Hanratty has been Vice President and Treasurer of Cabot since September 1993, and served previously as Director of Corporate Development. Prior to joining Cabot in 1990, she served as Vice President, Mergers and Acquisitions for The First Boston Corporation. She became a director of the Company in July 1995.

The number of directors of the Company is fixed at nine. Under a stockholders' agreement among Aearo, Vestar, Cabot, and the Management Investors dated July 11, 1995 (the "Stockholders' Agreement"), Vestar has the right to designate five directors, Cabot has the right to designate two directors, and the Management Investors have the right to designate two directors. Messrs. Alpert, O'Connell, Nagle, Priesing and Hayes are the directors designated thus far by Vestar. Mr. Gilson and Ms. Hanratty are the directors designated by Cabot. Messrs. Curtin and Young are the directors designated by the Management Investors. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement -- Election of Directors." The term in office of each director ends when his or her successor has been elected at the next following annual meeting of stockholders and qualified or upon his or her removal or resignation.

The Board of Directors has established an audit committee consisting of Margaret
J. Hanratty and Norman W. Alpert (the "Audit Committee"). The Audit Committee recommends the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants' independence and establishes policies for business values, ethics and employee relations.

Officers and directors of Aearo and the Subsidiary are not subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 11.  EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company (the "Named Executive
Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 1996.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                                                          OTHER
                                                   FISCAL                                  ANNUAL
NAME AND PRINCIPAL POSITION                         YEAR      SALARY       BONUS       COMPENSATION
---------------------------                        ------    --------     --------     ------------
John D. Curtin, Jr. ............................    1996     $375,000     $200,000       $30,791(1)
  Chairman of the Board of Directors                1995     $375,000(2)  $150,000       $56,024(3)
  and Chief Executive Officer

Albert F. Young, Jr. ...........................    1996     $250,834     $ 90,000       $44,048(4)
  President, Chief Operating Officer                1995     $230,004     $ 80,000       $13,758(5)
  and Director

Daniel P. O'Connor..............................    1996     $178,100     $ 65,000       $36,976(6)
  Vice President, Sales                             1995     $160,483     $ 60,000       $46,332(7)

Bryan J. Carey..................................    1996     $159,164     $ 55,000       $15,227(8)
  Vice President, Chief Financial                   1995     $146,387     $ 50,000       $12,323(9)
  Officer, Treasurer and Assistant Secretary

James D. Hall...................................    1996     $157,080     $ 50,000       $14,720(10)
  Vice President, Product Management                1995     $150,000     $ 40,000       $ 7,968(11)

---------------
 (1) Includes contributions made on behalf of Mr. Curtin to the Company's 401(k) Savings Plan ($2,239); to the Company's Cash Balance Plan ($9,335); and to the Company's Supplemental Executive Retirement Plan ($19,217).

 (2) Mr. Curtin's compensation for fiscal 1995 represents $78,125 paid by the Company after July 11, 1995 and $296,875 paid by Cabot for the earlier period of the fiscal year and billed to the Company.

 (3) Includes $3,125 contributed on behalf of Mr. Curtin to the Company's Cash Balance Pension Plan and $2,655 contributed to the Company's Supplemental Executive Retirement Plan. Also includes $50,244 contributed by Cabot on behalf of Mr. Curtin to pension plans maintained by Cabot.

 (4) Includes contributions made on behalf of Mr. Young to the Company's 401(k) Savings Plan ($4,249); to the Company's Cash Balance Plan ($6,335); and to the Company's Supplemental Executive Retirement Plan ($11,625). Also includes relocation allowances in the amount of $21,839.

 (5) Includes contributions made on behalf of Mr. Young to the Company's 401(k) Savings Plan ($2,300); to the Company's Cash Balance Pension Plan ($3,700); and to the Company's Supplemental Executive Retirement Plan ($7,758).

 (6) Includes contributions made on behalf of Mr. O'Connor to the Company's 401(k) Savings Plan ($2,700); to the Company's Cash Balance Plan ($8,023); and to the Company's Supplemental Executive Retirement Plan ($7,690). Also includes relocation allowances in the amount of $18,563.

 (7) Includes contributions made on behalf of Mr. O'Connor to the Company's 401(k) Savings Plan ($2,433); to the Company's Cash Balance Pension Plan ($6,582); and to the Company's Supplemental Executive Retirement Plan ($4,704). Also includes relocation allowances in the amount of $32,613.

 (8) Includes contributions made on behalf of Mr. Carey to the Company's 401(k) Savings Plan ($1,747); to the Company's Cash Balance Plan ($7,072); and to the Company's Supplemental Executive Retirement Plan ($6,408).

 (9) Includes contributions made on behalf of Mr. Carey to the Company's 401(k) Savings Plan ($1,381); and to the Company's Supplemental Executive Retirement Plan ($4,234).

(10) Includes contributions made on behalf of Mr. Hall to the Company's 401(k) Savings Plan ($2,377); to the Company's Cash Balance Plan ($6,572); and to the Company's Supplemental Executive Retirement Plan ($5,771).

(11) Includes contributions made on behalf of Mr. Hall to the Company's 401(k) Savings Plan ($1,232); to the Company's Cash Balance Pension Plan ($3,004); and to the Company's Supplemental Executive Retirement Plan ($3,732).

The following table sets forth information concerning the individual grant of options to purchase Aearo Common Stock to the Named Executive Officers during fiscal 1996.

                        OPTION GRANTS DURING FISCAL 1996


                                                                                         POTENTIAL REALIZABLE
                                                                                          VALUES AT ASSUMED
                                                                                           ANNUAL RATES OF
                                                                                             STOCK PRICE
                                                  % OF                                     APPRECIATION FOR
                                              TOTAL OPTIONS                                  OPTION TERM
                                               GRANTED TO      EXERCISE                     (10 YEARS)(2)
                                 OPTIONS      EMPLOYEES IN       PRICE      EXPIRATION   -------------------
NAME                            GRANTED(1)     FISCAL YEAR     PER SHARE       DATE       5% ($)     10% ($)
----                            ----------    -------------    ---------    ----------    -------    -------
John D. Curtin, Jr. ..........    812(1)          16.3%         $600.00       6/26/06     306,395    776,470
Albert F. Young, Jr. .........    437(1)           8.8          $600.00       6/26/06     164,895    417,879
Daniel P. O'Connor............    250(1)           5.0          $600.00       6/26/06      94,334    239,061
Bryan J. Carey................    313(1)           6.3          $600.00       6/26/06     118,106    299,304
James D. Hall.................    250(1)           5.0          $600.00       6/26/06      94,334    239,061

---------------
(1) The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant (June 26, 2006). All options are subject to the employee's continued employment and terminate ten years after the grant date, subject to earlier termination in accordance with the Company's Executive Stock Option Plan and the applicable option agreement.

(2) This column shows the hypothetical gain or "option spreads" of the options granted based on both the fair market value of the Aearo Common Stock for financial reporting purposes and assumed annual compound stock appreciation rates of 5% and 10% over the term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Aearo Common Stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares, or reflect nontransferability, vesting or termination provisions. The actual gains, if any, on the exercises of stock options will depend on the actual future performance of the Aearo Common Stock.

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive
Officers at the end of fiscal 1996. None of the Named Executive Officers exercised any stock options during fiscal 1996.

                             YEAR-END OPTION VALUES

                                                                                          VALUE OF OUTSTANDING
                                                        NUMBER OF BENEFICIAL              IN-THE-MONEY OPTIONS
                         SHARES                      OPTIONS AT FISCAL YEAR-END           AT FISCAL YEAR-END(1)
                        ACQUIRED        VALUE       -----------------------------     -----------------------------
NAME                   ON EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                   -----------     --------     -----------     -------------     -----------     -------------
John D. Curtin, Jr...      --             --            --               812              $ 0              $ 0
Albert F. Young, Jr..      --             --            --               437                0                0
Daniel P. O'Connor...      --             --            --               250                0                0
Bryan J. Carey.......      --             --            --               313                0                0
James D. Hall........      --             --            --               250                0                0

---------------
(1) There was no public market for the Aearo Common Stock as of September 30, 1996. Accordingly, these values have been calculated on the basis of an assumed fair market value of $600 per share.

DIRECTOR COMPENSATION

Directors (other than two Directors unaffiliated with Cabot or Vestar (the "Outside Directors")) serve without compensation (other than reimbursement of expenses) in connection with rendering services as such. The Outside Directors receive $10,000 annually for their service as Directors and an additional $2,500 per meeting, plus reimbursement of expenses. In connection with their appointment, Outside Directors were given the opportunity to purchase a limited amount of shares of Aearo Common Stock; during fiscal 1996, John W. Priesing, one of the Outside Directors, purchased 100 shares at a price of $200 per share and Samuel L. Hayes, III, the other Outside Director, purchased 100 shares at a price of $600 per share. In connection with such purchases Messrs. Priesing and Hayes became parties to the Stockholders' Agreement. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement."

EMPLOYEE STOCK AND OTHER BENEFIT PLANS

STOCK PURCHASE PLAN. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. Under the Stock Purchase Plan, the Company's executive officers and other senior members of management were given the opportunity to purchase from the Company, in the aggregate, up to 15,000 shares of Aearo Common Stock. An initial 14,100 shares, comprising a portion of the newly issued shares of Aearo Common Stock offered and sold in connection with the Formation Acquisition, were purchased by Management Investors simultaneously with the Formation Acquisition at a price of $200 per share, the same price paid by Vestar and Cabot, for an aggregate consideration of $2,820,000 (including 4,950 shares by Mr. Curtin, 2,250 shares by Mr. Young, 1,050 shares by Mr. O'Connor, 1,500 shares by Mr. Carey and 1,050 shares by Mr.
Hall). The purchase price was paid in part ($2,066,000) in cash and in part ($934,000) through the delivery of promissory notes with a term ranging from 5 to 10 years, bearing interest at the annual rate of 7% and secured by a pledge of the purchased shares. See Item 13, "Certain Relationships and Related Transactions -- Other Relationships -- Management Loans." Of the remaining 900 shares of Aearo Common Stock offered through the Stock Purchase Plan, 800 shares were purchased by W. Larry Lewis, the Company's Director of Operations, on February 15, 1996 at a price of $200 per share paid in cash and 100 shares were purchased by John W. Priesing, an Outside Director, on April 14, 1996 at a price of $200 per share paid in cash. Mark H. Hague, the Company's Vice President of Operations, effective November 11, 1996, has agreed to purchase 1,050 shares at a price of $600 per share payable in cash. Of the 800 shares sold to Mr. Lewis, 640 shares have been repurchased by the Company. As a result of certain repurchases, without giving effect to Mr. Hague's purchase, 1,440 shares of Aearo Common Stock are available for purchase under the Stock Purchase Plan. Upon his election as a director of the Company on May 27, 1996, Samuel L. Hayes, III, an Outside Director, was offered the opportunity to purchase 100 shares of Aearo Common Stock at a price of $600 per share, which he paid in cash on June 25, 1996, on terms substantially identical to those of the Stock Purchase Plan.

Aearo Common Stock acquired under the Stock Purchase Plan is subject to forfeiture through various puts and calls. In the event of death, permanent disability or retirement, which retirement occurs at age 65 or older with at least 3 years of service, such stock may be put to the Company by the holder at fair market value and the Company has a call on such stock at the same price. In the event of termination for cause, the Company has a call at the lesser of initial cost and fair market value. In the event of termination by the Company other than for cause and in the case of voluntary resignation, the Company has a call (i) with respect to a percentage of such stock equal to the number of years elapsed since the Formation Acquisition multiplied by 20% at fair market value, and (ii) with respect to the remainder of such stock at the lesser of initial cost and fair market value. Shares repurchased by the Company are held in reserve, and may be issued to existing and future employees or non-employee directors. These puts and calls expire (i) on the date on which certain financial performance benchmarks (which, following an initial public offering of the Aearo Common Stock, depend in part on the future market value of the Aearo Common Stock) are achieved by the Company or (ii) the fifth anniversary of the Formation Acquisition. Each Management Investor is also required to be a party to the Stockholders' Agreement. See Item 13, "Certain Relationships and Related Transactions -- Stockholders' Agreement."

EXECUTIVE STOCK OPTION PLAN. In June 1996, the Company's Board of Directors adopted and the stockholders subsequently approved the Executive Stock Option Plan (the "Executive Plan") under which 5,000 shares of Aearo Common Stock have been reserved for issuance. Non-qualified options to acquire all 5,000 shares at a price of $600 per share were granted on June 26, 1996 to officers and key employees of the Company; of these options, 2,062 in the aggregate were granted to executive officers, including Mr. Curtin (812 options), Mr. Young (437 options), Mr. O'Connor (250 options), Mr. Hall (250 options) and Mr. Carey (313 options).

The Executive Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of September 30, 1996 no such options were exercisable and no options remained available for future grant under the Executive Plan. The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

ANNUAL BONUS. The Company provides performance-based compensation awards to executive officers and key employees for achievement during each year as part of an annual bonus plan. Such compensation awards are a function of individual performance and consolidated corporate results. Business unit performance also is a factor in determining compensation awards with respect to key employees who are not executive officers. The specified qualitative and quantitative criteria employed by the Board of Directors of the Company in determining bonus awards varies for each individual and from year to year.

SUPPLEMENTAL SEVERANCE PAY PLAN. The Company has adopted a supplemental severance pay plan providing certain executive officers and key employees with salary continuation in the event of an eligible termination based on years of service. The plan provides for one month's base pay for each full year of service with a minimum amount payable of three months and a maximum amount payable of twelve months.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Company has adopted a supplemental executive retirement plan, which is a non-qualified plan under the Code, and which provides unfunded deferred compensation benefits to certain executive officers and key employees. Pursuant to the plan, participants are credited annually with amounts representing 4% of compensation in excess of that amount of compensation subject to social security taxes.

401(k) PLAN. The Company has adopted a savings plan (the "Saving Plan"), which is qualified under Section 401(a) and 401(k) of the Code. All regular employees of the Company in the United States are eligible to participate in the Savings Plan after six months of service. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company will make a matching contribution. The Company matches 40.0% of the first 5.0% of compensation contributed. The maximum contribution for any participant for any year is 15.0% of such participant's eligible compensation. Contributions to the Savings Plan will be invested, as the employee directs, in a fixed income fund, balanced fund, or equity fund.

PENSION PLAN. The Company has adopted a cash balance plan. Under such plan, the Company will provide participants with annual credits of 4% of eligible compensation. All balances in the accounts of participants will be credited with interest based on the one-year U.S. Treasury bill rate. At retirement, participants eligible for benefits may receive the balance standing in their account in a lump sum or as a monthly pension having equivalent actuarial value. The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, assuming in each case that such officer elects payment over time rather than in a lump sum:

    NAME AND PRINCIPAL POSITION                                        ANNUAL BENEFITS PAYABLE
    ---------------------------                                        -----------------------
    John D. Curtin, Jr...............................................          $ 1,898
      Chairman of the Board of Directors
      and Chief Executive Officer

    Albert F. Young, Jr..............................................          $15,906
      President, Chief Operating Officer
      and Director

    Daniel P. O'Connor...............................................          $18,633
      Vice President, Sales

    Bryan J. Carey...................................................          $49,857
      Vice President, Chief Financial
      Officer, Treasurer and Assistant
      Secretary

    James D. Hall....................................................          $24,274
      Vice President, Product Management

EMPLOYMENT AGREEMENTS

Each of Mr. Leif Palmaer, who has been the President of Peltor since 1981, and Mr. Leif Anderzon, who has been the Executive Vice President of Peltor since 1981, has an employment agreement with Peltor, which was in existence when the Company acquired Peltor on May 30, 1996. Each agreement will terminate on December 31, 1999, and is renewable for additional twelve-month periods at the election of the parties. During the term of the agreement, each of Mr. Palmaer and Mr. Anderzon will be paid 900,000 Swedish Krona (approximately $138,500) annually and will devote substantially all of his professional time and efforts to Peltor. Their employment may be terminated at any time for cause. During the term of employment and for two years thereafter, each of Mr. Palmaer and Mr. Anderzon will be bound by confidentiality and non-competition restrictions. Messrs. Palmaer and Anderzon have advised the Company of their intent to retire in July 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee. Since July 1995, all executive officer compensation decisions have been made by the full Board of Directors of the Company, with Messrs. Curtin and Young abstaining with respect to decisions affecting their own compensation. Mr. Curtin, one of the directors of the Company, is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Young, one of the directors of the Company, is the President and Chief Operating Officer of the Company. On July 11, 1995, Mr. Curtin acquired 4,950 shares of Aearo Common Stock under the Stock Purchase Plan at a price of $990,000. On July 11, 1995, Mr. Young acquired 2,250 shares of Aearo Common Stock under the Stock Purchase Plan at a price of $450,000 and as of September 30, 1996 was indebted to the Company in the amount of $157,500, consisting of a portion of the purchase price of such shares. Mr. Gilson and Ms. Hanratty, two directors of the Company, are officers of Cabot. On July 11, 1995, as part of the Formation Acquisition, Cabot and its subsidiaries sold assets to the Company for aggregate consideration of approximately $206.1 million. Messrs. Alpert, O'Connell and Nagle, three directors of the Company, are officers of Vestar. On July 11, 1995, as part of the Formation Acquisition, Vestar invested $31.0 million in capital stock of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 15, 1996. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.

                                                                     NUMBER OF
                                                                       SHARES        PERCENTAGE OF
                                                                      OF AEARO        OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                                COMMON STOCK        SHARES
------------------------------------                                ------------     -------------
Vestar Equity Partners, L.P.(1)...................................     42,500            42.50%
  245 Park Avenue
  New York, N.Y. 10017

Cabot CSC Corporation(2)..........................................     42,500            42.50%
  75 State Street, 13th Floor
  Boston, MA 02109

John D. Curtin, Jr................................................      4,950             4.95%

Albert F. Young, Jr...............................................      2,250             2.25%

Bryan J. Carey....................................................      1,500             1.50%

James D. Hall.....................................................      1,050             1.05%

Daniel P. O'Connor................................................      1,050             1.05%

Norman W. Alpert(3)...............................................     42,500            42.50%

Daniel S. O'Connell(3)............................................     42,500            42.50%

Arthur J. Nagle(3)................................................     42,500            42.50%

Kenyon G. Gilson(4)...............................................     42,500            42.50%

Margaret J. Hanratty(4)...........................................     42,500            42.50%

John W. Priesing..................................................        100              *

Samuel L. Hayes, III..............................................        100              *

Directors and executive officers as a group
  (15 persons)(5).................................................     13,600            13.60%

---------------
* Less than 1%.

(1) The general partner of Vestar is Vestar Associates L.P., a limited partnership whose general partner is Vestar Associates Corporation ("V.A.C."). In such capacity, V.A.C. exercises sole voting and investment power with respect to all of the shares held of record by Vestar. Messrs. Alpert, O'Connell and Nagle, who are directors of the Company, are affiliated with Vestar in the capacities described under "Management -- Directors and Executive Officers" and are stockholders of V.A.C. Individually, no stockholder, director or officer of V.A.C. is deemed to have or share such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly no part of the shares of Aearo Common Stock owned of record by Vestar is beneficially owned by Messrs. Alpert, O'Connell or Nagle or any other stockholder, director or officer of V.A.C.

(2) The board of directors of Old Cabot Safety Corporation controls the voting and investment of the shares of Aearo Common Stock held by Old Cabot Safety Corporation. Old Cabot Safety Corporation is a wholly-owned subsidiary of Cabot. Cabot appoints the directors of Old Cabot Safety Corporation and exercises ultimate voting and investment power with respect to all shares held of record by Old Cabot Safety Corporation. Cabot is a publicly held company and, accordingly, no single stockholder, director or officer of Cabot is deemed to have or share such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the shares of Aearo Common Stock owned of record by Old Cabot Safety Corporation is beneficially owned by any stockholder, director or officer of Cabot.

(3) Messrs. Alpert, O'Connell and Nagle are affiliated with Vestar in the capacities described under "Management -- Directors and Executive officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Vestar, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P. at the address set forth above.

(4) Mr. Gilson and Ms. Hanratty are affiliated with Cabot, the parent of Old Cabot Safety Corporation, in the capacities described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Old Cabot Safety Corporation, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Cabot CSC Corporation at the address set forth above.

(5) Cabot, Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement." Does not include 1,000 shares of Aearo Common Stock held by Management Investors who are not executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE ASSET TRANSFER AGREEMENT

The Company is a party to an asset transfer agreement dated as of June 13, 1995 with Cabot and certain of its subsidiaries (including Old Cabot Safety Corporation) (the "Asset Transfer Agreement") entered into in connection with the Formation Acquisition. The Asset Transfer Agreement contains customary representations, warranties and covenants. Cabot and certain of its subsidiaries, on the one hand, and Aearo and the Subsidiary on the other, have also agreed to indemnify and hold each other and their affiliates harmless against certain breaches of representations or covenants and certain other liabilities.

The Company has the right to pay an annual fee of $400,000 to Old Cabot Safety Corporation, and has elected to make this payment, with the result that Old Cabot Safety Corporation will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to June 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot and Old Cabot Safety Corporation with respect to such claims.

The amount of the aggregate consideration payable under the Asset Transfer Agreement was subject to adjustment based on a balance sheet that was prepared after the closing of the Formation Acquisition to reflect the value of the net operating assets gained in the Formation Acquisition. Since the volume of such net operating assets exceeded $72.0 million, the Subsidiary was required to make a payment to a subsidiary of Cabot in the amount of approximately $1.1 million, which amount was paid during fiscal 1996.

STOCK OWNERSHIP AND STOCKHOLDERS' AGREEMENT

Prior to the Formation Acquisition, Cabot owned 100% of the outstanding shares of the Subsidiary, which enabled Cabot to elect all of the directors of the Subsidiary. After the consummation of the Formation Acquisition, (i) Cabot indirectly owns 42.5% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding, (ii) Vestar owns 42.5% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding and (iii) the Management Investors and Outside Directors own 15.0% of the Aearo Common Stock outstanding. Cabot, Vestar and the Management Investors (the "Stockholders") own 100% of the outstanding shares of Aearo Common Stock and will elect all of the directors of Aearo and determine the outcome of all matters requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of Aearo, and to prevent or cause a change in control of Aearo, in each case subject to such restrictions, limitations and conditions as may be imposed under the Stockholders' Agreement. There can be no assurance as to how long any of Cabot, Vestar or the Management Investors will hold their shares of Aearo Common Stock.

Cabot, Vestar, the Management Investors and the Outside Directors have entered into the Stockholders' Agreement which provides for, among other things, the matters described below.

ELECTION AND REMOVAL OF DIRECTORS. The Stockholders' Agreement provides that the Board of Directors of the Company shall consist of nine members. The parties agreed to vote all shares of Aearo Common Stock owned or controlled by them so as to elect as members of the Board of Directors persons designated as follows:
(i) Vestar designates three directors so long as the Vestar Relative Percentage (as defined below) is at least 75% or Vestar and its affiliates beneficially own on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition),
(ii) Cabot may designate two directors so long as the Cabot Relative Percentage (as defined below) is at least 75% or Cabot and its affiliates own beneficially on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition),
(iii) Vestar may designate two additional directors who are not partners, officers or employees of any of Vestar or its affiliates so long as the Vestar Relative Percentage is as least 75% or Vestar and its affiliates beneficially own at least 31,875 shares of Aearo Common Stock (75% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), provided that Vestar must notify Cabot in writing in advance of the identities of these director nominees and obtain Cabot's approval thereof, which may not be unreasonably withheld, and (iv) the Management Investors may designate two directors so long as the Management Investors together own beneficially on a fully diluted basis at least 3,750 shares of Aearo Common Stock (25% of the shares of Aearo Common Stock acquired by all Management Investors in the Formation Acquisition), provided that the two designees of the Management Investors must be the principal executive officer and the principal operating officer of the Company. The foregoing provisions relating to the election of directors terminate in the event that both Cabot and its affiliates, on the one hand, and Vestar and its affiliates, on the other hand, own on a fully diluted basis fewer than 4,250 shares of Aearo Common Stock (10% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition). The term "Vestar Relative Percentage" means a percentage reflecting (a)(i) $31 million plus (ii) the amount paid for capital stock of Aearo by Vestar and its Affiliates after the Formation Acquisition less (iii) the value (based on price per share) of all shares of Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates in the Formation Transaction and no longer held by them, less
(iv) the value of all shares of the Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates after the Formation Acquisition and no longer held by them, as a percentage of (b) the amount calculated pursuant to clause (a) for Cabot and its affiliates for such date. The term "Cabot Relative Percentage" has a correlative meaning focused on Cabot's remaining investment in Aearo capital stock relative to Vestar's.

Messrs. Alpert, O'Connell and Nagle were designated by Vestar as described in clause (i) above, Mr. Gilson and Ms. Hanratty were designated by Cabot as described in clause (ii) above, Messrs. Priesing and Hayes were designated by Vestar as described in clause (iii) above and Messrs. Curtin and Young were designated by the Management Investors as described in clause (iv) above. All directors can be removed, with or without cause, and replaced by the stockholders who have the right to designate them.

TAG-ALONG RIGHTS. So long as a public offering of Aearo Common Stock shall not have occurred and subject to certain exceptions, with respect to any proposed transfer of Aearo Common Stock or Aearo Preferred Stock by Vestar, other than transfers to affiliates, each other stockholder will have the right to require that the proposed transferee purchase a certain percentage of the shares owned by such stockholder at the same price and upon the same terms and conditions.

DRAG-ALONG RIGHTS. The Stockholders' Agreement provides that, so long as Vestar and its affiliates beneficially own at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition) or the Vestar Relative Percentage is at least 75%, if Vestar receives an offer from a third party to purchase all but not less than all outstanding shares of Aearo Common Stock and Aearo Preferred Stock and such offer is accepted by Vestar, then each party to the Stockholders' Agreement will transfer all shares of Aearo Common Stock and Aearo Preferred Stock owned or controlled by such party on the terms of the offer so accepted by Vestar, provided that all such transfers occur on substantially identical terms and the number of shares to be acquired by the third party after giving effect to all such transfers would be sufficient under the certificate of incorporation and by-laws of the Company, any applicable agreements and applicable law to permit such third party to eliminate all remaining minority interests through a merger opposed by such minority interests. These so-called "drag-along" rights do not apply to sales in a public offering or to stock that has been sold by a party to the Stockholders' Agreement in a public offering or pursuant to Rule 144.

If Vestar intends to transfer Aearo Common Stock to a third party in any transaction in which these drag-along rights are invoked, Vestar must give Cabot 30 days' advance written notice and, at the request of Cabot must discuss the possibility of Cabot, in lieu of the third party, acquiring such Aearo Common Stock, provided that this provision does not obligate Cabot to purchase such Aearo Common Stock or Vestar to sell such Aearo Common Stock either to Cabot or to the third party.

OTHER VOTING MATTERS. So long as the drag-along rights are in effect, the parties to the Stockholders' Agreement are obligated to vote all shares of Aearo Common Stock owned or controlled by them to ratify, approve and adopt the following actions to the extent that they are adopted and approved by the Board of Directors: (i) any merger or consolidation involving the Company that is, in substance, an acquisition of another company by the Company or a sale of the Company and in either case does not affect in any way the relative rights of Cabot and Vestar or result in any benefit to Vestar other than the benefits to it as a stockholder of the Company equal to the benefits received by other stockholders, share for share, and (ii) any amendment to the certificate of incorporation of the Company whereby such amendment does not adversely affect such stockholder in a manner different from that in which any other stockholder is affected. In addition, so long as the voting agreements providing for the election of directors remain in effect, the parties to the Stockholders' Agreement agreed not to vote to approve, ratify or adopt any amendment to the by-laws of the Company unless such amendment is expressly authorized by the Stockholders' Agreement or recommended by the Board of Directors.

TRANSFERS OF COMMON STOCK. Subject to certain limitations, transfers of Aearo Common Stock and Aearo Preferred Stock by parties to the Stockholders' Agreement are restricted unless the transferee agrees to become a party to, and be bound by, the Stockholders' Agreement, provided that such restrictions do not apply to sales in a public offering or pursuant to Rule 144. In addition, subject to certain limitations, Cabot and the Management investors agreed not to transfer their shares of Aearo Common Stock or Aearo Preferred Stock without the prior written consent of Vestar. Under certain circumstances, the transfer of Aearo Common Stock or Aearo Preferred Stock by Vestar, Cabot and their affiliates is permitted.

PARTICIPATION RIGHTS. Under certain circumstances, if Aearo proposes to issue any capital stock to Vestar, Cabot or any of their respective affiliates, each other stockholder shall have the opportunity to purchase such capital stock on a pro rata basis.

APPROVAL OF AFFILIATE TRANSACTIONS. The Stockholders' Agreement provides that the Company shall not, and shall cause its subsidiaries not to, enter into any transaction with any affiliate of the Company unless such transaction (i) is on fair and reasonable terms no less favorable to the Company or such subsidiary than it could obtain in a comparable arm's length transaction, (ii) is contemplated by the Stockholders' Agreement, the Asset Transfer Agreement or the management advisory agreement among the Company and Vestar and Cabot or (iii) is for the payment of reasonable and customary regular fees to outside directors. In no event will the Company issue Aearo Common Stock or other equity securities to Vestar or Cabot or any affiliate of the Company, subject to certain limitations, below the fair market value of such shares of Aearo Common Stock or equity securities.

REGISTRATION RIGHTS. The Stockholders' Agreement provides that, subject to certain limitations, upon a written request by Vestar or a written request by Cabot (but only in the event that a period of one year or more has elapsed since a public offering of Aearo Common Stock without Cabot having an opportunity to participate), the Company will use its best efforts to effect the registration of all or part of the Aearo Common Stock owned by such requesting stockholder, provided that (i) the Company will not be required to effect more than one registration within any 360 day period and (ii) neither Vestar nor Cabot will be entitled to request more than two registrations. Under certain circumstances, if the Company proposes to register shares of Aearo Common Stock, it will, upon the written request of any stockholder, use all reasonable efforts to effect the registration of such stockholders' Aearo Common Stock.

TERMINATION. The Stockholders' Agreement will terminate as to any Aearo Common Stock or Aearo Preferred Stock, subject to certain limitations, on the date such Aearo Common Stock is sold in a public offering or pursuant to Rule 144. The rights of Vestar will terminate under the Stockholders' Agreement when Vestar and its affiliates own no Aearo Common Stock, common stock equivalents or Aearo Preferred Stock. The rights of Cabot under the Stockholders' Agreement will terminate on the earliest date when Cabot or its affiliates own no Aearo Common Stock, common stock equivalents or Aearo Preferred Stock.

OTHER RELATIONSHIPS

Upon consummation of the Formation Acquisition, the Company paid to Vestar an investment banking fee of approximately $2.05 million, plus out of pocket expenses, for Vestar's services in structuring the transaction and providing financial advice in connection therewith. The Company also paid on Cabot's behalf to Merrill Lynch & Co. an investment banking fee of approximately $1.1 million, plus out of pocket expenses of Cabot of approximately $250,000 incurred in connection with the Formation Acquisition.

MANAGEMENT ADVISORY AGREEMENT. In connection with the Formation Acquisition, the Company became a party to a management advisory agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year to be shared by Cabot and Vestar based on their relative equity ownership of the Company. Each of Vestar and Cabot received $200,000 pursuant to the Management Advisory Agreement with respect to fiscal 1996. Messrs. Alpert, O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar. Mr. Gilson and Ms. Hanratty, two of the directors for the Company, are affiliated with Cabot in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit indirectly from any payments received by Cabot.

MANAGEMENT LOANS. The Company has loaned approximately $934,000 to certain Management Investors, in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan in connection with the Formation Acquisition. Such loans (i) are secured by the Aearo Common Stock purchased with the proceeds thereof, (ii) have a term of between 5 and 10 years,
(iii) bear interest at an annual rate of 7%, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investor terminates. At September 30, 1996, amounts outstanding under such loans to Messrs. Young, Carey, O'Connor, Hall, Mallitz, and Tremallo were $157,500, $100,000, $81,000, $102,828, $93,624 and $60,000, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------
 2.1     --   Asset Transfer Agreement, dated as of June 13, 1995, among Aearo Company
              (formerly, Cabot Safety Corporation), Cabot Canada Ltd., Cabot Safety Limited,
              Cabot Corporation, Aearo Corporation (formerly, Cabot Safety Holdings
              Corporation), and Cabot Safety Acquisition Corporation. (Incorporated by
              reference to Exhibit No. 2.1 to the Registration Statement on Form S-4, No.
              33-96190, of Aearo Company and Aearo Corporation.)

 2.2     --   Trademark Coexistence Agreement, dated July 11, 1995, between Cabot Corporation and Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit
              No. 2.2 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
              Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly,
              Cabot Safety Holdings Corporation).)

 2.3     --   Subscription Agreement, dated July 11, 1995, between Aearo Corporation
              (formerly, Cabot Safety Holdings Corporation) and Vestar Equity Partners, L.P.
              (Incorporated by reference to Exhibit No. 2.3 to the Registration Statement on
              Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
              and Aearo Corporation.)

 2.4     --   Stockholders' Agreement, dated as of July 11, 1995, among Vestar Equity
              Partners, L.P., Cabot CSC Corporation, Aearo Corporation (formerly, Cabot Safety
              Holdings Corporation), Cabot Corporation, and the Management Investors.
              (Incorporated by reference to Exhibit No. 2.4 to the Registration Statement on
              Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
              and Aearo Corporation.)

 2.5     --   Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and the
              Management Investors (Senior Management). (Incorporated by reference to Exhibit
              No. 2.5 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
              Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.6     --   Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and the
              Management Investors (Middle Management). (Incorporated by reference to Exhibit
              No. 2.6 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
              Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.7     --   Assignment and Assumption Agreement, dated as of July 11, 1995, by and between
              Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety
              Acquisition Corporation and Cabot Safety Intermediate Corporation. (Incorporated
              by reference to Exhibit No. 2.7 to the Registration Statement on Form S-4, No.
              33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
              Corporation.)

 2.8     --   Assignment and Assumption Agreement, dated as of July 11, 1995, by and between
              Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety
              Acquisition Corporation and Cabot Safety Acquisition Limited (UK). (Incorporated
              by reference to Exhibit No. 2.8 to the Registration Statement on Form S-4, No.
              33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
              Corporation.)

 2.9     --   Assignment and Assumption Agreement, dated as of July 11, 1995, by and between
              Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety
              Acquisition Corporation and Cabot Safety Canada Acquisition Ltd. (Canada).
              (Incorporated by reference to Exhibit No. 2.9 to the Registration Statement on
              Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
              and Aearo Corporation.)

 2.10    --   Bill of Sale and Assignment, dated as of July 11, 1995, made by Aearo Company
              (formerly, Cabot Safety Corporation), Cabot Canada Ltd., and Cabot Safety
              Limited in favor of Aearo Corporation (formerly, Cabot Safety Holdings
              Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate
              Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada
              Acquisition Ltd. (Incorporated by reference to Exhibit No. 2.10 to the
              Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo
              Corporation.)

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------
 2.11    --   Assumption Agreement, dated as of July 11, 1995, by Aearo Corporation (formerly,
              Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot
              Safety Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot
              Safety Canada Acquisition Ltd. in favor of Cabot Corporation, Aearo Company
              (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety
              Limited. (Incorporated by reference to Exhibit No. 2.11 to the Registration
              Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

 2.12    --   Worldwide Trademark Assignment, dated July 11, 1995, by Aearo Company (formerly,
              Cabot Safety Corporation) to Cabot Safety Intermediate Corporation.
              (Incorporated by reference to Exhibit No. 2.12 to the Registration Statement on
              Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot
              Safety Holdings Corporation).)

 2.13    --   Worldwide Copyright Assignment, dated July 11, 1995, by Aearo Company (formerly,
              Cabot Safety Corporation) to Cabot Safety Intermediate Corporation.
              (Incorporated by reference to Exhibit No. 2.13 to the Registration Statement on
              Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot
              Safety Holdings Corporation).)

 2.14    --   Worldwide Patent Assignment, dated July 11, 1995, by Aearo Company (formerly,
              Cabot Safety Corporation) to Cabot Safety Intermediate Corporation.
              (Incorporated by reference to Exhibit No. 2.14 to the Registration Statement on
              Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot
              Safety Holdings Corporation).)

 2.15    --   Management Advisory Agreement made as of July 11, 1995, among Aearo Company
              (formerly, Cabot Safety Corporation), Aearo Corporation (formerly, Cabot Safety
              Holdings Corporation), Certain Subsidiaries of Aearo Corporation, Vestar Capital
              Partners and Cabot Corporation. (Incorporated by reference to Exhibit No. 2.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and
              Aearo Corporation.)

 2.16    --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1995 Employee
              Stock Purchase Plan. (Incorporated by reference to Exhibit No. 2.16 to the
              Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly,
              Cabot Safety Corporation) and Aearo Corporation.)

 2.17    --   Assignment and Assumption Agreement dated July 11, 1995, by and between Aearo
              Company (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition
              Corporation with Respect to the Installment Sale Agreement dated September 1,
              1978 by and between the Department of Community Affairs and Economic Development
              of the State of Delaware and Specialty Composites Corporation (Predecessor to
              Cabot Safety Corporation) Pertaining to Real Property Located in New Castle
              County, Delaware, Tax Parcel Number 11- 010.00-003 (Delaware IRB). (Incorporated
              by reference to Exhibit No. 2.17 to the Registration Statement on Form S-4, No.
              33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety
              Holdings Corporation).)

 2.18    --   Assignment and Assumption Agreement dated July 11, 1995, by and between Cabot
              Corporation and Cabot Safety Acquisition Corporation with Respect to that
              Certain Loan Agreement dated as of June 1, 1982 by and between the City of
              Indianapolis, Indiana and Cabot Corporation (Indianapolis IRB). (Incorporated by
              reference to Exhibit No. 2.18 to the Registration Statement on Form S-4, No.
              33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
              Corporation (formerly, Cabot Safety Holdings Corporation).)

 2.19    --   Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety
              Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB
              and Active i Malmo AB, dated April 25, 1996. (Incorporated by reference to
              Exhibit 2.1 to the Current Report on Form 8-K of Aearo Corporation (formerly,
              Cabot Safety Holdings Corporation) dated May 30, 1996.)

 2.20*   --   Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety
              Corporation), Eastern Safety Equipment Co., Inc., Alfred H. Jacobson and William
              Klein and Jack P. Hecht as Trustees of a certain Trust, dated September 19,
              1995.

 2.21*   --   Amendment to Stockholder's Agreement dated as of July 3, 1996, by and among
              Vestar Equity Partners, L.P., Cabot CSC Corporation, Aearo Corporation
              (formerly, Cabot Safety Holdings Corporation) Cabot Corporation, and certain other stockholders of Aearo Corporation.

 2.22*   --   Amendment to Stock Purchase Agreement by and among Aearo Company (formerly,
              Cabot Safety Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif
              Anderzon Invest AB and Active i Malmo AB, dated May 15, 1996.

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------
  3.1     --   Amended and Restated Certificate of Incorporation of Aearo Corporation
               (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to
               Exhibit No. 3.(i).2 to the Registration statement on Form S-4, No. 33-96190, of
               Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

  3.2     --   By-Laws of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).
               (Incorporated by reference to Exhibit No. 3(ii).2 to the Registration Statement
               on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
               and Aearo Corporation.)

  4.1     --   Indenture dated as of July 11, 1995 between Aearo Company (formerly, Cabot
               Safety Corporation), Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation), and Fleet National Bank of Connecticut (formerly, Shawmut Bank
               Connecticut, National Association), as Trustee. (Incorporated by reference to
               Exhibit No. 4.1 to the Registration Statement on Form S-4, No. 33-96190, of
               Aearo Company and Aearo Corporation.)

  4.2     --   Form of Note. (Incorporated by reference to Exhibit No. 4.2 to the Registration
               Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
               Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation).)

  4.3     --   Form of Exchange Note. (Incorporated by reference to Exhibit No. 4.3 to the
               Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly,
               Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation).)

  4.4     --   Registration Rights Agreement, dated as of July 11, 1995, among Cabot Safety
               Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation), BT Securities Corporation and Chemical Securities Inc.
               (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on
               Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
               and Aearo Corporation.)

  4.5     --   First Supplemental Indenture, dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the Annual Report on Form 10-K of Aearo Corporation
               (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended
               September 30, 1995.)

 10.1*    --   Credit Agreement, dated as of July 11, 1995, and amended and restated as of May
               30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation),
               Aearo Company (formerly, Cabot Safety Corporation), Certain of its Subsidiaries,
               Various Banks, and Bankers Trust Company as Co-Arranger and
               Administrative Agent.

 10.2*    --   Amended and Restated US Pledge Agreement dated as of July 11, 1995, as made by
               Cabot Safety Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety
               Holdings Corporation), Cabot Safety Intermediate Corporation and CSC FSC, Inc.,
               in favor of Bankers Trust Company as Collateral Agent for the Benefit of the
               Secured Creditors.

 10.3*    --   Amended and Restated Foreign Pledge Agreement as of July 11, 1995, amended and restated as of May 30, 1996, made by Cabot Safety Canada Acquisition Limited and
               Cabot Safety Acquisition Limited in favor of Bankers Trust Company as Collateral
               Agent for the Benefit of the Secured Creditors.

 10.4     --   Charge Over United Kingdom Patents and Trademarks made the 11th Day of July,
               1995, by Cabot Safety Intermediate Corporation and the Bankers Trust Company as
               Collateral Agent for Itself and for the Secured Creditors. (Incorporated by
               reference to Exhibit No. 10.4 to the Registration Statement on Form S-4, No.
               33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
               Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.5*    --   Amended and Restated US Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety
               Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety
               Intermediate Corporation, CSC FSC, Inc., and Bankers Trust Company as Collateral
               Agent for the Benefit of the Secured Creditors.

 10.6*    --   Amended and Restated Canadian Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, granted by Cabot Safety Canada
               Acquisition Limited in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

 10.7     --   English Security Agreement (The Debenture) made on the 11th Day of July, 1995 between the Cabot Safety Acquisition Limited and Bankers Trust Company as
               Collateral Agent for Itself and for the Secured Creditors. (Incorporated by
               reference to Exhibit No. 10.7 to the Registration Statement on Form S-4, No.
               33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
               Corporation (formerly, Cabot Safety Holdings Corporation).)

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------
 10.8     --   Mortgage and Security Agreement, Assignment of Leases, Rents and Profits,
               Financing Statement, and Fixture Filing made by Cabot Safety Acquisition
               Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as
               Mortgagee (recorded in Marion County, Indiana) pertaining to Real Property located at 7911 Zionsville Road, Indianapolis, Indiana. (Incorporated by
               reference to Exhibit No. 10.8 to the Registration Statement on Form S-4, No.
               33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
               Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.9     --   Mortgage and Security Agreement, Assignment of Leases, Rents and Profits,
               Financing Statement, and Fixture Filing made by Cabot Safety Acquisition
               Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as
               Mortgagee (recorded in New Castle County, Delaware) pertaining to 10 Acre Site of Unimproved Land adjacent to 5457 West 79th Street, Indianapolis, Indiana.
               (Incorporated by reference to Exhibit No. 10.9 to the Registration Statement on
               Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.10    --   Mortgage and Security Agreement, Assignment of Leases, Rents and Profits,
               Financing Statement, and Fixture Filing made by Cabot Safety Acquisition
               Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as
               Mortgagee (recorded in New Castle County, Delaware) pertaining to Real Property located at 650 Dawson Drive, Newark, Delaware. (Incorporated by reference to
               Exhibit No. 10.10 to the Registration Statement on Form S-4, No. 33-96190, of
               Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation
               (formerly, Cabot Safety Holdings Corporation).)

 10.11    --   Aearo Company (formerly, Cabot Safety Corporation) Employees' Retirement Account
               Plan, dated as of May 1, 1990, as amended. (Incorporated by reference to Exhibit
               No. 10.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
               Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.12    --   Fidelity Corporate (401(k)) Plan for Retirement, dated August 1, 1993, as amended. (Incorporated by reference to Exhibit No. 10.12 to the Registration
               Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
               Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation).)

 10.13    --   Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive
               Retirement Plan, dated May 1, 1993. (Incorporated by reference to Exhibit No.
               10.13 to the Registration Statement on Form S-4, No. 33- 96190, of Aearo Company
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.14    --   Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company
               (formerly, Cabot Safety Corporation), pertaining to 8001-8003 Woodland Drive,
               Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit No.
               10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.15    --   Sublease, dated April 16, 1990, between American Optical Corporation and Aearo
               Company (formerly, Cabot Safety Corporation), pertaining to South- bridge,
               Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No.
               10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.16*   --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and
               Restated 1995 Employee and Non-Employee Director Stock Purchase Plan.

 10.17*   --   Form of Executive Security Purchase Agreement.

 10.18*   --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive Stock
               Option Plan.

 10.19*   --   Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by
               Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety
               Equipment Co., Inc. in favor of Bankers Trust Company.

 10.20*   --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock
               Option Plan.

 10.21*   --   Form of Incentive Stock Option Agreement under the Aearo Corporation (formerly,
               Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

 10.22*   --   Form of Non-Qualified Stock Option Agreement for Company Employees under the
               Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock
               Option Plan.

 10.23*   --   Employment Agreement between Peltor AB and Leif Palmaer, dated January 1, 1996.

EXHIBIT
NUMBER                                           DESCRIPTION
------                                           -----------
 10.24*   --   Employment Agreement between Peltor AB and Leif Anderzon, dated January 1, 1996.
 10.25*   --   Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of May 30, 1996, delivered by Cabot Safety Intermediate Corporation,
               CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust
               Company.
 12.1**   --   Statements re: Computation of Ratios.
 21.1*    --   List of Subsidiaries.
 24.1**   --   Powers of Attorney (see page 64 of this report).
 27.1**   --   Financial Data Schedule.

---------------
 * Incorporated by reference to the same numbered exhibit to the registration statement on Form S-1, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

** Filed herewith.

(b) Financial Statement Schedules
    None.

(c) Reports on Form 8-K
    Reports dated May 5, 1996 and June 12, 1996 in connection with acquisition of Peltor.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Aearo Corporation

                                          By:     /s/ JOHN D. CURTIN, JR.
                                            ------------------------------------
                                                    John D. Curtin, Jr.
                                            Chairman and Chief Executive Officer

Date: December 27, 1996

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Aearo Corporation hereby severally constitute John D. Curtin, Jr., our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Aearo Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                      DATE
                  ---------                                -----                      ----
           /s/ JOHN D. CURTIN, JR.              Chairman and Chief Executive   December 27, 1996
---------------------------------------------     Officer (Principal
             John D. Curtin, Jr.                  Executive Officer)

          /s/ ALBERT F. YOUNG, JR.              Director, President and        December 27, 1996
---------------------------------------------     Chief Operating Officer
            Albert F. Young, Jr.

             /s/ BRYAN J. CAREY                 Vice President, Chief          December 27, 1996
---------------------------------------------     Financial Officer,
               Bryan J. Carey                     Treasurer and Assistant
                                                  Secretary (Principal
                                                  Accounting Officer)

            /s/ NORMAN W. ALPERT                Director                       December 27, 1996
---------------------------------------------
              Norman W. Alpert

                                                Director                       December   , 1996
---------------------------------------------
              Kenyon C. Gilson

          /s/ MARGARET J. HANRATTY              Director                       December 27, 1996
---------------------------------------------
            Margaret J. Hanratty

                  SIGNATURE                                TITLE                      DATE
                  ---------                                -----                      ----

             /s/ ARTHUR J. NAGLE                Director                       December 27, 1996
---------------------------------------------
               Arthur J. Nagle

           /s/ DANIEL S. O'CONNELL              Director                       December 27, 1996
---------------------------------------------
             Daniel S. O'Connell

            /s/ JOHN W. PRIESING                Director                       December 27, 1996
---------------------------------------------
              John W. Priesing

             /s/ SAMUEL L. HAYES                Director                       December 27, 1996
---------------------------------------------
            Samuel L. Hayes, III