Form 10-Q
period 1996-12-31
AEARO CORP
filed 1997-02-14
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996


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

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED DECEMBER 31, 1996


PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS
----------------------------------------
           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
           DECEMBER 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1996            3-4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED) FOR THE THREE MONTHS ENDED
           DECEMBER 31, 1996 AND 1995                                      5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED) FOR THE THREE MONTHS ENDED
           DECEMBER 31, 1996 AND 1995                                      6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)                                                     7-9

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS          10-13
                    ---------------------------------------------

PART II.            OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS                                      14
-------------------------------------
ITEM 2.             CHANGES IN SECURITIES                                  14
-----------------------------------------
ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                        14
---------------------------------------------------
ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS    14
-----------------------------------------------------------------------
ITEM 5.             OTHER INFORMATION                                      14
-------------------------------------
ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                       14
----------------------------------------------------

SIGNATURE PAGE                                                             15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
                                AEARO CORPORATION

                             BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)



                                      December 31,        September 30,
                                          1996                1996
                                      -----------         ------------
                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents            $  7,474            $  8,540
   Accounts receivable, net               41,992              45,890
   Inventories                            46,382              41,164
   Deferred and prepaid expenses           3,386               2,748
                                        --------            --------

         Total current assets             99,234              98,342
                                        --------            --------

PROPERTY, PLANT AND EQUIPMENT, NET        67,223              68,712

INTANGIBLE ASSETS, NET                   157,865             161,940

OTHER ASSETS                               8,969               9,442
                                        --------            --------


         Total assets                   $333,291            $338,436
                                        ========            ========







   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                            DECEMBER 31,    SEPTEMBER 30,
                                                               1996             1996
                                                            -----------     -------------
                                                            (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                         $  9,507        $  8,767
   Accounts payable and accrued liabilities                    36,275          40,348
   Accrued interest                                             6,905           3,779
   U.S. and foreign income taxes                                4,870           5,713
                                                             --------        --------

         Total current liabilities                             57,557          58,607
                                                             --------        --------

LONG-TERM DEBT                                                243,182         241,520

DEFERRED INCOME TAXES                                             569             697

OTHER LIABILITIES                                               2,792           2,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                       --              --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--99,710 and 99,350 shares at
     December 31, and September 30, 1996, respectively              1               1
   Additional paid-in capital                                  33,117          32,640
   Retained earnings (deficit)                                   (962)          1,607
   Cumulative foreign currency translation adjustments         (2,965)            553
                                                             --------        --------

         Total stockholders' equity                            29,191          34,801
                                                             --------        --------

         Total liabilities and stockholders' equity          $333,291        $338,436
                                                             ========        ========





   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                            STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (Unaudited)

                                                            For the Three Months Ended
                                                                    December 31,
                                                             ------------------------
                                                                1996           1995
                                                             ---------      ---------

NET SALES                                                    $  66,589      $  54,492

COST OF SALES                                                   38,599         30,349
                                                             ---------      ---------

         Gross profit                                           27,990         24,143

SELLING AND ADMINISTRATIVE                                      20,468         16,514

RESEARCH AND TECHNICAL SERVICES                                  1,327            754

AMORTIZATION EXPENSE                                             2,191            953

OTHER CHARGES (INCOME), NET                                        450            (98)
                                                             ---------      ---------

         Operating income                                        3,554          6,020

INTEREST EXPENSE, NET                                            6,543          4,451
                                                             ---------      ---------

         Income (loss) before provision for income taxes        (2,989)         1,569

PROVISION (BENEFIT) FOR INCOME TAXES                              (420)           800
                                                             ---------      ---------

         Net income (loss)                                      (2,569)           769

PREFERRED STOCK DIVIDEND ACCRUED                                 1,703          1,501
                                                             ---------      ---------

         Loss applicable to Common Shareholders                 (4,272)          (732)
                                                             =========      =========


LOSS PER COMMON SHARE                                        $  (42.98)     $   (7.32)
                                                             =========      =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      99,389        100,000
                                                             =========      =========






The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                                          STATEMENTS OF CASH FLOWS

                                           (DOLLARS IN THOUSANDS)

                                                (Unaudited)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                     --------    ----------
                                                                                       1996        1995
                                                                                     --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $(2,569)     $   769
   Adjustments to reconcile net income to cash provided by operating activities-
     Depreciation                                                                      2,306        2,007
     Amortization                                                                      2,665        1,269
     Deferred income taxes                                                              --           --
     Other, net                                                                         (142)          12
     Changes in assets and liabilities-
       Accounts receivable                                                             4,373       (3,955)
       Inventory                                                                      (5,156)      (1,347)
       Accounts payable and accruals                                                    (907)       2,477
       Other, net                                                                     (1,578)         709
                                                                                     -------      -------

              Net cash provided  (used) by operating activities                       (1,008)       1,941
                                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                         (1,835)      (2,376)
   Proceeds provided by disposals of property, plant and equipment                       800         --
                                                                                     -------      -------

              Net cash used by investing activities                                   (1,035)      (2,376)
                                                                                     -------      -------

  Cash Flows from Financing Activities:
   Proceeds from (repayment of) revolving credit facility, net                         2,300         (700)
   Repayment of term loans                                                            (1,933)      (1,244)
   Repayment of external long-term debt                                                 (572)         (36)
   Sale of common stock, net                                                             488         --
   Increase in shareholder notes, net                                                    (11)        --
                                                                                     -------      -------

              Net cash provided (used) by financing activities                           272       (1,980)
                                                                                     -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  705          (71)
                                                                                     -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (1,066)      (2,486)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         8,540        4,707
                                                                                     -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 7,474      $ 2,221
                                                                                     =======      =======

CASH PAID FOR:
   Interest                                                                          $ 2,958      $ 1,132
                                                                                     =======      =======
   Income taxes                                                                      $   280      $    51
                                                                                     =======      =======













   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


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

(2)  FORMATION ACQUISITION AND FINANCING

     Aearo Corporation was formed by Vestar Equity Partners, L.P. (Vestar) in June, 1995 to effect the acquisition (the Formation Acquisition) of substantially all of the assets and liabilities of Aearo Company (formerly Cabot Safety Corporation) and certain affiliates (the Predecessor). The Predecessor was wholly owned by Cabot Corporation (Cabot) prior to the Formation Acquisition. The Formation Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of the Predecessor for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation. Aearo Corporation immediately contributed the acquired assets and liabilities to Aearo Company, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated July 13, 1995. Aearo Corporation has no other materials assets, liabilities or operations other than those that result from its ownership of the common stock of Aearo Company.

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

(3)  USE OF ESTIMATES

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

                                AEARO CORPORATION

(4)  SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Intangible Assets. Intangible assets consist primarily of the costs of goodwill, patents, and trademarks purchased in business acquisitions. Intangible assets are amortized on the straight-line basis over either 25 years or an estimated useful life, whichever is shorter.

     Net Income (Loss) per Common Share. Net income (loss) per common share has been computed by dividing earnings applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period.

(5)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management intends to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provision for employee stock-based compensation under SFAS No. 123, but will include the additional required disclosures in the fiscal 1997 Form 10-K financial statements.

(6)  INVENTORIES

       Inventories consisted of the following (dollars in thousands):

                                     December 31,     September 30,
                                        1996              1996
                                     -----------      ------------
                                     (unaudited)

        Raw materials                  $13,251          $13,100
        Work in process                 10,355           11,130
        Finished goods                  22,776           16,934
                                       -------          -------

                                       $46,382          $41,164
                                       =======          =======

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(7)  DEBT

     In July 1995, Aearo Company entered into a credit agreement (the Agreement) that provides for secured borrowings from a syndicate of lenders consisting of (i) a Revolving Credit Facility providing for up to $25.0 million and
     (ii) Term Loans denominated in U.S., Canadian, and British currencies aggregating $45.0 million. In addition, Aearo Company issued $100.0 million of Senior Subordinated Notes due 2005 (Notes). In May, 1996, Aearo Company and the Syndicated Lenders amended and restated the Senior Bank Facility

                                AEARO CORPORATION

(7)  DEBT (CONT'D)

     to provide (i) Term Loans denominated in U.S., Canadian, British, and German currencies aggregating $140.0 million and (ii) a Revolving Credit Facility providing for up to $25.0 million. Under the terms of both the Agreement and the Note indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at December 31, 1996. At December 31, 1996, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $140.1 million and $7.4 million, respectively

(8)  COMMITMENTS AND CONTINGENCIES

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

(9)  ACQUISITIONS

     On May 30, 1996, the Company acquired Peltor Holding AB (the Acquisition) for approximately $85.6 million. The Acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the consolidated financial statements for the periods subsequent to May 30, 1996, reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on the estimated fair values as of May 30, 1996. The purchase price allocation is preliminary and may be revised at a later date, however, the Company does not presently expect material changes to the allocation of the purchase price.

     Unaudited proforma operating results of the Company for the three months ended December 31, 1995, as adjusted for the debt financing and estimated effects of the Acquisition as if it had occurred on October 1, 1995, are as follows (dollars in thousands except share amounts):

         Net sales                                                    $ 65,841
         Earnings (loss) applicable to common shareholders              (2,104)
         Earnings (loss) per common share                               (21.04)
         Weighted average common shares outstanding                    100,000

     On January 3, 1996, the Company acquired the stock of Eastern Safety Equipment Company, Inc. (Eastern) for $6.8 million subject to final closing adjustments, as defined. In addition, the Company entered into non-compete and consulting agreements that provide an aggregate of $1.0 million in consideration to the former controlling stockholder of Eastern. The transaction was accounted for using the purchase method of accounting. The pro forma impact of the transaction is not material to the results of the periods presented. Amounts allocated to the non-compete and consulting agreements are being charged to expense over the five year term of the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Among other things, expectations for upcoming periods are based on assumptions which management believes to be reasonable at this time, including assumptions concerning the volume and product mix of sales. Moreover, there can be no assurances when initiatives undertaken by the Company to relieve operational difficulties related to the conversion to a new computer system and to improve production planning will be successful. Other significant potential risks and uncertainties include the following: risks associated with indebtedness; uncertainties of acquisition strategy; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Net Sales. Net sales in the three months ended December 31, 1996 increased 22.2% to $66.6 million from $54.5 million in the three months ended December 31, 1995. The increase in net sales was due primarily to the acquisitions of Peltor, AB and Eastern Safety during 1996. Safety Products net sales in the three months ended December 31, 1996 increased 34.2% to $58.1 million from $43.3 in the three months ended December 31, 1995. The acquisition of Peltor, AB and Eastern Safety contributed $10.9 million and $3.0 million respectively. Internal growth was approximately 2.1% as growth in sales in North America was hampered by difficulties associated with the implementation of a new management information system and related backorders. In addition, sales in Europe were slightly lower, as sales in the quarter a year ago were positively affected by the adoption of new Common European (CE) approvals. Specialty Composites' net sales in the three months ended December 31, 1996 decreased 24.1% to $8.5 million from $11.2 million in the three months ended December 31, 1995. The decrease was primarily due to the impact of a $2.3 million shipment related to the Sea Wolf submarine in the three months ended December 31, 1995 as well as softness in the Class 8 truck market in the current period.

Gross Profit. Gross Profit in the three months ended December 31, 1996 increased 16.2% to $28.0 million from $24.1 million in the three months ended December 31, 1995. The increase was due to the acquisitions of Peltor, AB and Eastern Safety which were partially offset by higher costs in the Southbridge, MA manufacturing facility and, to a lesser extent, the Indianapolis, IN central packaging operation in the first part of the quarter. These costs included temporary labor, overtime and excess material usage and were significantly increased by the conversion to the new management information system. Gross Profit as a percentage of net sales in the three months ended December 31, 1996 was 42.0% as compared to 44.3%. Such percentage decreased due to the higher costs in North American operations as well as the lower sales in Europe.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended December 31, 1996 increased 24.1% to $20.5 million from $16.5 million in the three months ended December 31, 1995. Of this increase, approximately $2.5 million was due to the acquisitions of Peltor AB and Eastern Safety. Of the remaining increase, approximately $1.0 million was due to higher distribution expenses. These expenses include higher freight charges as well as labor costs associated with a higher level of backorders and returns associated with the conversion to the new management information system. In addition, the company incurred higher costs in customer service in order to mitigate operational difficulties for its customer base. Finally, higher sales and marketing expenses from the Company's growth initiatives were more than offset by reductions in management and employee incentive accruals in the period. Selling and administrative expenses as a percentage of net sales in the three months ended December 31, 1996 increased to 30.8% of sales as compared to 30.3% of sales in the three months ended December 31, 1995. This was primarily as a result of the higher distribution and customer service expenses.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended December 31, 1996 increased 62.5% to $1.3 million from $0.8 million in the three months ended December 31, 1995. This increase was primarily due to the acquisition of Peltor AB which has a more significant technical component to its products.

Amortization Expense. Amortization expense in the three months ended December 31, 1996 increased 220.0% to $2.2 million from $1.0 million in the three months ended December 31, 1995 as a result of purchase accounting for the acquisitions of Peltor AB and Eastern Safety.

Operating Income. As a result of the increases in selling and administrative expenses, research and technical expenses and amortization expenses which were only partially offset by the increase in gross profit, operating income declined 40.0% to $3.6 million in the three months ended December 31, 1996 from $6.0 million in the three months ended December 31, 1995.

Interest Expense, Net. As a result of the increased borrowings to finance the acquisitions of Peltor AB and Eastern Safety, interest expense, net in the three months ended December 31, 1996 increased 44.4% to $6.5 million from $4.5 million in the three months ended December 31, 1995.

Net Loss. For the three months ended December 31, 1996 the Company had a net loss of $2.6 million as compared to net income of $0.8 million for the three months ended December 31, 1995.


EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are dollar denominated. As a result, a decline in the value of the dollar relative to the other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, AB the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company estimates that these changes had the effect of decreasing operating profit by $0.1 million in the three months ended December 31, 1996 compared to the three months ended December 31, 1995.

EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The required amortization payments under the Company's Senior Bank Facilities are $6.8 million for the remainder of fiscal 1997, $11.1 million in fiscal 1998, $13.8 million in fiscal 1999, $16.4 million in fiscal 2000, $21.3 million in fiscal 2001, $34.3 million in fiscal 2002 and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities as well as for the support of new products. The Company's capital spending is of a relatively short duration, with the complete commitment process involving less than one year. Included in capital expenditures over the past two years was an aggregate of $5.0 million for a casting line in the Newark, Delaware facility and $7.0 million for a worldwide management information system. In the three months ended December 31, 1996 the Company spent $1.8 million for capital expenditures as compared to $2.4 million in the three months ended December 31, 1995. In the current period, the most significant expenditures were to support the introduction of the Company's new Fectoids eyewear product. In the three months ended December 31, 1995 the most significant expenditures were $0.6 million spent on the casting line at the Newark, Delaware facility and $1.7 million spent on the management information systems. Offsetting the spending in the three months ended December 31, 1996 was $0.8 million in proceeds from the sale of the Rhode Island facility of Peltor, Inc. as those operations were consolidated into the Company's Southbridge, MA and Indianapolis, IN facilities.

The Company's principal source of cash to fund debt service and these capital expenditures is net cash provided by operations. In the three months ended December 31, 1996 operating activities resulted in net cash used by operating activities of $1.0 million as compared to net cash provided by operating activities of $1.9 million in the three months ended December 31, 1995. This change was a result of the net loss of $2.6 million discussed previously, as well as an increase in inventory of $5.2 million in the period. The Company continued to build inventory in the period both as a result of difficulties in production planning as well as a result of an effort to minimize the risks of backorders with its customers.

Net cash provided by financing activities for the three months ended December 31, 1996 was $0.3 million as increased borrowings under the revolving credit facility and proceeds from the sale of common stock to a new officer were partially offset by the repayment of term loans and the repayment of the mortgage note on the Rhode Island facility of Peltor, Inc. Net cash used by operating investing activities was largely funded by decreases in cash and cash equivalents. These decreases were partially offset by the effect of exchange rate changes on cash.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. In January 1996, the Company borrowed $6.8 million under the Senior Bank Facilities to finance in part the $7.8 million Eastern Acquisition purchase price. In May 1996, the Company amended the Senior Bank Facilities to provide for an additional $86.0 million of term loans to finance the Peltor acquisition. At December 31, 1996 the Company had borrowed $7.4 million under the revolving credit facility. The Company will continue to borrow under the revolver for at least the next two quarters of its fiscal year to support higher levels of inventory and receivables. These borrowing levels will remain high until the difficulties associated with the conversion to the new computer system are completely resolved and the improvements in production planning are realized. While there can be no certainty when these operational difficulties will be overcome, Management believes that improvements will be realized during the Company's next two fiscal quarters. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability will be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings under its revolving credit facility or from other sources to finance such acquisitions. The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the acquisition of the AOSafety (R) Division in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators manufactured by American Optical Corporation prior to the acquisition of the AOSafety (R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot Corporation have entered into an arrangement relating to certain respirator claims pursuant to which the Company is indemnified in respect of such claims.


ITEM 2. CHANGES IN SECURITIES

On November 11, 1996, the Company sold 1,050 shares of its common stock, par value $.01 per share ("Common Stock"), to Mark H. Hague, its Vice President of Operations, for an aggregate price of $630,000 ($600 per share) paid in cash. The issuance of said shares was made pursuant to the Company's 1995 Employee Stock Purchase Plan and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act. On the same date, the Company granted Mr. Hague options exercisable for
218.75 shares of Common Stock at an exercise price of $600 per share. The grant was made pursuant to the Company's Executive Stock Option Plan and was exempt from the registration requirements of the Act by virtue of Section 4(2) of the Act.


Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security-Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1997      AEARO CORPORATION

                             /s/ Bryan J. Carey
                             ---------------------------------------------------
                             Bryan J. Carey
                             Vice President, Chief Financial Officer, Treasurer and Assistant Secretary