Form 10-Q
period 1997-03-31
AEARO CORP
filed 1997-05-15
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997


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

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1997


PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
-----------------------------------

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
          MARCH 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996               3-4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED) FOR THE THREE MONTH AND SIX MONTH PERIODS
          ENDED MARCH 31, 1997 AND 1996                                   5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED) FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996    6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)                                                     7-10

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11-15
               ---------------------------------------------


PART II.                   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                          16
--------------------------------
ITEM 2.        CHANGES IN SECURITIES                                      16
------------------------------------
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                            16
----------------------------------------------
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS        16
------------------------------------------------------------------
ITEM 5.        OTHER INFORMATION                                          16
--------------------------------
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                           17
-----------------------------------------------

SIGNATURE PAGE                                                            18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                AEARO CORPORATION

                             BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)


                                                        MARCH 31,     SEPTEMBER 30,
                                                          1997            1996
                                                        ---------     -------------
                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                            $  5,018        $  8,540
   Accounts receivable, net                               43,120          45,890
   Inventories                                            43,443          41,164
   Deferred and prepaid expenses                           3,774           2,748
                                                        --------        --------

         Total current assets                             95,355          98,342
                                                        --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                        65,249          68,712

INTANGIBLE ASSETS, NET                                   150,089         161,940

OTHER ASSETS                                               8,467           9,442
                                                        --------        --------


         Total assets                                   $319,160        $338,436
                                                        ========        ========










   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)




                                                                     MARCH 31,    SEPTEMBER 30,
                                                                       1997           1996
                                                                    ----------    -------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                 $  9,801      $  8,767
   Accounts payable and accrued liabilities                            34,822        40,348
   Accrued interest                                                     3,838         3,779
   U.S. and foreign income taxes                                        1,821         5,713
                                                                     --------      --------

         Total current liabilities                                     50,282        58,607
                                                                     --------      --------

LONG-TERM DEBT                                                        243,989       241,520

DEFERRED INCOME TAXES                                                     942           697

OTHER LIABILITIES                                                       2,782         2,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                  -             -
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--97,410 and 99,350 shares at
     March 31, 1997 and September 30, 1996, respectively                    1             1
   Additional paid-in capital                                          32,825        32,640
   Retained earnings (deficit)                                         (4,074)        1,607
   Cumulative foreign currency translation adjustments                 (7,587)          553
                                                                     --------      --------

         Total stockholders' equity                                    21,165        34,801
                                                                     --------      --------

         Total liabilities and stockholders' equity                  $319,160      $338,436
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

                                                      AEARO CORPORATION

                                                  STATEMENTS OF OPERATIONS

                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         (Unaudited)

                                                      FOR THE THREE MONTHS ENDED                       FOR THE SIX MONTHS ENDED
                                                               MARCH 31,                                       MARCH 31,
                                                 --------------------------------------         -----------------------------------
                                                         1997                1996                     1997                 1996
                                                 ------------------- ------------------         ------------------ ----------------
NET SALES                                              $69,596             $58,224                 $136,185             $112,716

COST OF SALES                                           41,123              31,991                   79,722               62,340
                                                       -------             -------                 --------             --------

         Gross profit                                   28,473              26,233                   56,463               50,376

SELLING AND ADMINISTRATIVE                              21,361              16,840                   41,829               33,354

RESEARCH AND TECHNICAL SERVICES                          1,270                 839                    2,597                1,593

AMORTIZATION EXPENSE                                     2,125               1,003                    4,316                1,956

OTHER CHARGES (INCOME), NET                              1,529                  95                    1,979                   (3)
                                                       -------             -------                 --------             --------

         Operating income                                2,188               7,456                    5,742               13,476

INTEREST EXPENSE, NET                                    6,703               4,617                   13,246                9,068
                                                       -------             -------                 --------             --------

         Income (loss) before provision
         (benefit) for income taxes                     (4,515)              2,839                   (7,504)               4,408

PROVISION (BENEFIT) FOR INCOME TAXES                    (1,403)              1,138                   (1,823)               1,938
                                                      --------             -------                 --------             --------

         Net income (loss)                              (3,112)              1,701                   (5,681)               2,470

PREFERRED STOCK DIVIDEND ACCRUED                         1,721               1,532                    3,424                3,033
                                                       -------             -------                 --------             --------

         Earnings (loss) applicable to
         Common Shareholders                            (4,833)                169                   (9,105)                (563)
                                                       =======             =======                 ========             ========


EARNINGS (LOSS) PER COMMON SHARE                       $(49.03)            $  1.69                 $ (91.98)            $  (5.63)
                                                       =======             =======                 ========             ========


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                     98,574             100,000                   98,986              100,000
                                                       =======             =======                 ========             ========





   The accompanying notes are an integral part of these financial statements.

                                                     AEARO CORPORATION

                                                  STATEMENTS OF CASH FLOWS

                                                   (DOLLARS IN THOUSANDS)

                                                         (Unaudited)

                                                                               For the Six Months Ended
                                                                                       March 31,
                                                                            -----------------------------
                                                                              1997                 1996
                                                                            --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $(5,681)             $ 2,470
   Adjustments to reconcile net income (loss) to cash provided
   (used) by operating activities--
     Depreciation                                                             4,693                3,471
     Amortization                                                             5,265                2,587
     Deferred income taxes                                                      215                   --
     Other, net                                                                 393                   20
     Changes in assets and liabilities-
       Accounts receivable                                                    2,449               (6,225)
       Inventory                                                             (2,889)                (911)
       Accounts payable and accruals                                         (4,681)              (1,751)
       Other, net                                                            (4,455)               1,479
                                                                            -------              -------

              Net cash provided (used) by operating activities               (4,691)               1,140
                                                                            -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (3,904)              (4,040)
   Proceeds provided by disposals of property, plant and equipment              811                   --
   Purchase of Shoplyne assets                                                 (242)                  --
   Cash paid for Eastern                                                         --               (6,636)
   Eastern escrow deposit                                                        --                3,000
                                                                            -------              -------

              Net cash used by investing activities                          (3,335)              (7,676)
                                                                            -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                               8,450                6,800
   Repayment of term loans                                                   (3,866)              (2,480)
   Repayment of external long-term debt                                        (620)                 (75)
   Decrease in shareholder notes, net                                           147                  123
   Sale of common stock, net                                                     37                   --
                                                                            -------              -------

              Net cash provided by financing activities                       4,148                4,368
                                                                            -------              -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         356                  (92)
                                                                            -------              -------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (3,522)              (2,260)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                8,540                4,707
                                                                            -------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 5,018              $ 2,447
                                                                            =======              =======

CASH PAID FOR:
   Interest                                                                 $ 9,663              $ 8,914
                                                                            =======              =======
   Income taxes                                                             $ 1,323              $   407
                                                                            =======              =======





   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


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

(2)  FORMATION ACQUISITION AND FINANCING

     Aearo Corporation was formed by Vestar Equity Partners, L.P. (Vestar) in June 1995 to effect the acquisition (the Formation Acquisition) of substantially all of the assets and liabilities of Aearo Company (formerly Cabot Safety Corporation) and certain affiliates (the Predecessor). The Predecessor was wholly owned by Cabot Corporation (Cabot) prior to the Formation Acquisition. The Formation Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of the Predecessor for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation. Aearo Corporation immediately contributed the acquired assets and liabilities to Aearo Company, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated July 13, 1995. Aearo Corporation has no other materials assets, liabilities or operations other than those that result from its ownership of the common stock of Aearo Company.

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

(6)  INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                       MARCH 31,      SEPTEMBER 30,
                                         1997             1996
                                     -----------      -------------
                                     (unaudited)
        Raw materials                  $11,454          $13,100
        Work in process                 10,648           11,130
        Finished goods                  21,341           16,934
                                       -------          -------

                                       $43,443          $41,164
                                       =======          =======

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(7)  DEBT

     In July 1995, Aearo Company entered into a credit agreement (the Agreement) that provides for secured borrowings from a syndicate of lenders consisting of (i) a Revolving Credit Facility providing for up to $25.0 million and
     (ii) Term Loans denominated in U.S., Canadian, and British currencies aggregating $45.0 million. In addition, Aearo Company issued $100.0 million of Senior Subordinated Notes due 2005 (Notes). In May 1996, Aearo Company and the Syndicated Lenders amended and restated the Senior Bank Facility

                                AEARO CORPORATION

(7)  DEBT (CONTINUED)

     to provide (i) Term Loans denominated in U.S., Canadian, British, and German currencies aggregating $140.0 million and (ii) a Revolving Credit Facility providing for up to $25.0 million. Under the terms of both the Agreement and the Note indenture, Aearo Company is required to comply with certain financial covenants and restrictions. In April 1997, the Credit Agreement was amended with respect to certain covenants applicable to periods ending on and after March 31, 1997. Aearo Company was in compliance with the Credit Agreement as amended at March 31, 1997. At March 31, 1997, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $135.2 million and $13.5 million, respectively.

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

     During fiscal 1995, the Company became aware that its French subsidiary had been delinquent in the remittance of value-added tax payments to the French government. The Company believes that any required tax payments and attendant penalties will not have a material adverse effect on the Company's financial condition or results of operations.

(9)  ACQUISITIONS

     On January 10, 1997, the Company acquired inventory and other select assets of Shoplyne Safety Products (a Division of Mack Products, Inc.) for $241,600. As part of the purchase price, the Company entered into a non-compete agreement for $75,000. The transaction was accounted for using the purchase method of accounting. The pro forma impact of the transaction is not material to the results of the periods presented, and therefore has not been included.

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

     Unaudited pro forma operating results of the Company for the six months ended March 31, 1996, as adjusted for the debt financing and estimated effects of the Acquisition as if it had occurred on October 1, 1995, are as follows (dollars in thousands except share amounts):

           Net sales                                                  $135,414
           Earnings (loss) applicable to common shareholders           (3,307)
           Earnings (loss) per common share                            (33.07)
           Weighted average common shares outstanding                  100,000

                                AEARO CORPORATION

(9)  ACQUISITIONS (CONTINUED)

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


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net Sales. Net sales in the three months ended March 31, 1997 increased 19.5% to $69.6 million from $58.2 million in the three months ended March 31, 1996. The increase in net sales was due primarily to the acquisition of Peltor AB during 1996. Safety Products net sales in the three months ended March 31, 1997 increased 23.2% to $60.6 million from $49.2 million in the three months ended March 31, 1996. The acquisition of Peltor AB contributed approximately $10.2 million. Internal growth was approximately 2.4% as growth in sales in North America was hampered by difficulties associated with the new management information system and related difficulties in operations. Specialty Composites' net sales in the three months ended March 31, 1997 were essentially flat at $9.0 million as softness in the Class 8 truck market was offset by growth in precision equipment and other health related markets.

Gross Profit. Gross Profit in the three months ended March 31, 1997 increased 8.5% to $28.5 million from $26.2 million in the three months ended March 31, 1996. The increase was due to the acquisition of Peltor, AB which was partially offset by higher costs at the Southbridge, MA manufacturing facility. These costs included excess freight charges for incoming materials, excess direct labor costs and overtime premiums and excess material usage. These cost levels had increased greatly in the beginning of the fiscal year and were significantly reduced during the month of March. Gross Profit as a percentage of net sales in the three months ended March 31, 1997 was 40.9% as compared to 45.1%. Such percentage decreased primarily due to the higher operating costs in Southbridge.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended March 31, 1997 increased 26.9% to $21.4 million from $16.8 million in the three months ended March 31, 1996. Of this increase, approximately $2.0 million was due to the acquisition of Peltor AB. Of the remaining increase, approximately $1.0 million was due to higher distribution expenses. These expenses include higher freight charges as well as labor costs associated with a higher level of backorders which result in more expensive partial shipments. In addition, higher sales and marketing expenses from the Company's growth initiatives were partially offset by reductions in management and employee incentive accruals in the first quarter. Selling and administrative expenses as a percentage of net sales in the three months ended March 31, 1997 increased to 30.7% of sales as compared to 28.9% of sales in the three months ended March 31, 1996. This was primarily as a result of the increase in distribution and sales and marketing expenses relative to growth in sales.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended March 31, 1997 increased 51.4% to $1.3 million from $0.8 million in the three months ended March 31, 1996. This increase was primarily due to the acquisition of Peltor AB which has a more significant technical component to its products.

Amortization Expense. Amortization expense in the three months ended March 31, 1997 increased to $2.1 million from $1.0 million in the three months ended March 31, 1996 as a result of purchase accounting for the acquisition of Peltor AB.

Other Charges (Income), Net. Other charges increased to $1.5 million in the three months ended March 31, 1997 from $0.1 million in the three months ended March 31, 1996. Approximately $1.0 million of this increase was due to foreign exchange losses. The remaining charges relate to the abandonment of two automation-related capital projects totaling approximately $0.5 million at the Company's Indianapolis, IN facility.

Operating Income. As a result of the increases in selling and administrative expenses, research and technical expenses, amortization expenses and other charges which were only partially offset by the increase in gross profit, operating income declined 70.6% to $2.2 million in the three months ended March 31, 1997 from $7.5 million in the three months ended March 31, 1996.

Interest Expense, Net. As a result of the increased borrowings to finance the acquisitions of Peltor AB, interest expense, net in the three months ended March 31, 1997 increased 45.2% to $6.7 million from $4.6 million in the three months ended March 31, 1996.

Net Loss. For the three months ended March 31, 1997 the Company had a net loss of $3.1 million as compared to net income of $1.7 million for the three months ended March 31, 1996.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

Net Sales. Net sales in the six months ended March 31, 1997 increased 20.8% to $136.2 million from $112.7 million in the six months ended March 31,1996. The increase in net sales was due primarily to the acquisitions of Peltor AB and Eastern Safety during 1996. Safety Products net sales in the six months ended March 31, 1997 increased 28.3% to $118.7 million from $92.5 in the six months ended March 31, 1996. The acquisition of Peltor AB and Eastern Safety contributed $21.2 million and $3.0 million respectively. Internal growth was approximately 2.2% as growth in sales in North America was hampered by difficulties associated with the new management information system and related backorders. In addition, sales in Europe were slightly lower, as sales in the first quarter a year ago were positively affected by the adoption of new Common European (CE) approvals. Specialty Composites' net sales in the six months ended March 31, 1997 decreased 13.3% to $17.5 million from $20.2 million in the six months ended March 31, 1996. The decrease was primarily due to the impact of a $2.3 million shipment related to the Sea Wolf submarine in the three months ended December 31, 1995 as well as softness in the Class 8 truck market in the current period.

Gross Profit. Gross Profit in the six months ended March 31, 1997 increased 12.1% to $56.5 million from $50.4 million in the six months ended March 31, 1996. The increase was due to the acquisitions of Peltor, AB and Eastern Safety which were partially offset by higher costs in the Southbridge, MA manufacturing facility and, to a lesser extent, the Indianapolis, IN central packaging operation in the first quarter. These costs included temporary labor, overtime and excess material usage and were significantly increased by the conversion to the new management information system. Gross Profit as a percentage of net sales in the six months ended March 31, 1997 was 41.5% as compared to 44.7% for the six months ended March 31, 1996. Such percentage decreased due to the higher costs in North American operations as well as the lower sales in Europe in the first quarter.

Selling and Administrative Expenses. Selling and administrative expenses in the six months ended March 31, 1997 increased 25.4% to $41.8 million from $33.4 million in the six months ended March 31, 1996. Of this increase, approximately $4.5 million was due to the acquisitions of Peltor AB and Eastern Safety. Of the remaining increase, approximately $2.0 million was due to higher distribution expenses. These expenses include higher freight charges as well as labor costs associated with a higher level of backorders and partial shipments as well as higher returns. In addition, the Company incurred higher costs in customer service in order to mitigate operational difficulties for its customer base. Finally, higher sales and marketing expenses from the Company's growth initiatives were partially offset by reductions in management and employee incentive accruals in the first quarter. Selling and administrative expenses as a percentage of net sales in the six months ended March 31, 1997 increased to 30.7% of sales as compared to 29.6% of sales in the six months ended March 31, 1996. This was primarily as a result of the higher distribution and customer service expenses.

Research and Technical Service Expenses. Research and technical service expenses in the six months ended March 31, 1997 increased 63.0% to $2.6 million from $1.6 million in the six months ended March 31, 1996. This increase was primarily due to the acquisition of Peltor AB which has a more significant technical component to its products.

Amortization Expense. Amortization expense in the six months ended March 31, 1997 increased to $4.3 million from $2.0 million in the six months ended March 31, 1996 as a result of purchase accounting for the acquisitions of Peltor AB and Eastern Safety.

Other Charges (Income), Net. Other charges increased to $2.0 million in the six months ended March 31, 1997 from $0.0 million in the six months ended March 31, 1996. Approximately $1.5 million of this increase was due to foreign exchange losses. The remaining charges relate to the abandonment of two automation-related capital projects totaling approximately $0.5 million at the Company's Indianapolis, IN facility.

Operating Income. As a result of the increases in selling and administrative expenses, research and technical expenses, amortization expenses and other charges which were only partially offset by the increase in gross profit, operating income declined 57.4% to $5.7 million in the six months ended March 31, 1997 from $13.5 million in the six months ended March 31, 1996.

Interest Expense, Net. As a result of the increased borrowings to finance the acquisitions of Peltor AB and Eastern Safety, interest expense, net in the six months ended March 31, 1997 increased 46.1% to $13.2 million from $9.1 million in the six months ended March 31, 1996.

Net Loss. For the six months ended March 31, 1997 the Company had a net loss of $5.7 million as compared to net income of $2.5 million for the six months ended March 31, 1996.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are dollar denominated. As a result, a decline in the value of the dollar relative to the other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, AB the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company estimates that these changes had the effect of decreasing operating profit by $1.5 million in the six months ended March 31, 1997 compared to the six months ended March 31, 1996.

EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The required amortization payments under the Company's Senior Bank Facilities are $4.5 million for the remainder of fiscal 1997, $10.7 million in fiscal 1998, $13.1 million in fiscal 1999, $16.1 million in fiscal 2000, $20.9 million in fiscal 2001, $34.6 million in fiscal 2002 and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities as well as for the support of new products. The Company's capital spending is of a relatively short duration, with the complete commitment process involving less than one year. Included in capital expenditures over the past two years was an aggregate of $5.0 million for a casting line in the Newark, Delaware facility and $7.0 million for a worldwide management information system. In the six months ended March 31, 1997 the Company spent $3.9 million for capital expenditures as compared to $4.0 million in the six months ended March 31, 1996. In the current period, the most significant expenditures were to support the introduction of the Company's new Fectoids eyewear product. In the six months ended March 31, 1996 the most significant expenditures were $1.2 million spent on the casting line at the Newark, Delaware facility and $1.8 million spent on the management information systems. Offsetting the spending in the six months ended March 31, 1997 was $0.8 million in proceeds from the sale of the Rhode Island facility of Peltor, Inc. as those operations were consolidated into the Company's Southbridge, MA and Indianapolis, IN facilities.

The Company's principal source of cash to fund debt service and these capital expenditures is net cash provided by operations. In the six months ended March 31, 1997 operating activities resulted in net cash used by operating activities of $4.7 million as compared to net cash provided by operating activities of $1.1 million in the six months ended March 31, 1996. This change was a result of the net loss of $5.7 million discussed previously, as well as an increase in inventory of $2.9 million in the period. The Company continued to build inventory in the earlier part of the period both as a result of difficulties in production planning as well as a result of an effort to minimize the risks of backorders with its customers. Inventories were reduced in the months of February and March due to greater management focus as well as better utilization of the new information system.

Net cash provided by financing activities for the six months ended March 31, 1997 was $4.1 million as increased borrowings under the revolving credit facility and proceeds from the sale of common stock to a new officer were partially offset by the repayment of term loans and the repayment of a mortgage note on the Rhode Island facility of Peltor, Inc. upon the sale of the facility. Net cash used by operating and investing activities was partially funded by decreases in cash and cash equivalents. These decreases were partially offset by the effect of exchange rate changes on cash.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. At March 31, 1997 the Company had borrowed $13.5 million under the revolving credit facility. The Company will continue to borrow under the revolver for at least the balance of the fiscal year to support higher levels of inventory and receivables. These borrowing levels will remain high until the difficulties associated with the conversion to the new computer system are completely resolved and the improvements in production planning are realized. While there can be no certainty when these operational difficulties will be overcome, Management believes that improvements will be realized during the balance of the fiscal year. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability will be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes. In April 1997, the Company amended its credit agreement with its syndicate of lenders with respect to the financial covenants applicable to periods ending on and after March 31, 1997. The revised covenants reflect the reduced profitability that the Company has been experiencing due to the operating difficulties which have been triggered by the new computer system. The amendment also provides the Company with the ability to simplify its corporate structure in Europe in order to proceed with the further integration of Peltor AB.

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

The Company recently received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. In April 1997, a federal district court denied the plaintiff's motion for a preliminary injunction against the Company. The Company believes the Gargoyles claim to be without merit and continues to defend this allegation vigorously.


ITEM 2. CHANGES IN SECURITIES

On March 28, 1997, the Company granted certain of its employees stock options exercisable for a total of 375 shares of Common Stock at an exercise price of $600 per share. The grants were made pursuant to the Company's Executive Stock Option Plan and were exempt from the registration requirements of the Act by virtue of Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 24, 1997, the Company announced the resignation of Albert F. Young, Jr. as President, Chief Operating Officer and Director of Aearo Company. John D. Curtin, Jr., Chairman and Chief Executive Officer of the Company, assumed Mr. Young's duties. The Company purchased from Mr. Young a total of 2,250 shares of common stock for a total consideration of $439,201.

Effective on April 28, 1997, Mark V.B. Tremallo resigned as Vice President, General Counsel and Secretary of the Company. The Company is currently seeking a new general counsel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        3.1       --     Amended and Restated Certificate of Incorporation of
                         Aearo Corporation (formerly, Cabot Safety Holdings
                         Corporation). (Incorporated by reference to Exhibit No.
                         3.(i).2 to the Registration statement on Form S-4, No.
                         33-96190, of Aearo Company (formerly, Cabot Safety
                         Corporation) and Aearo Corporation.)
        3.2       --     By-Laws of Aearo Corporation (formerly, Cabot Safety
                         Holdings Corporation). (Incorporated by reference to
                         Exhibit No. 3(ii).2 to the Registration Statement on
                         Form S-4, No. 33-96190, of Aearo Company (formerly,
                         Cabot Safety Corporation) and Aearo Corporation.)
        4.1       --     Indenture dated as of July 11, 1995 between Aearo
                         Company (formerly, Cabot Safety Corporation), Aearo
                         Corporation (formerly, Cabot Safety Holdings
                         Corporation) , and Fleet National Bank of Connecticut
                         (formerly, Shawmut Bank Connecticut, National
                         Association), as Trustee. (Incorporated by reference to
                         Exhibit No. 4.1 to the Registration Statement on Form
                         S-4, No. 33-96190, of Aearo Company and Aearo
                         Corporation.)
        4.2       --     Form of Note.  (Incorporated by reference to Exhibit
                         No. 4.2 to the Registration Statement on Form S-4, No.
                         33-96190, of Aearo Company (formerly, Cabot Safety
                         Corporation) and Aearo Corporation (formerly, Cabot
                         Safety Holdings Corporation).)
        4.3       --     Form of Exchange Note.  (Incorporated by reference to
                         Exhibit No. 4.3 to the Registration Statement on Form
                         S-4, No. 33-96190, of Aearo Company (formerly, Cabot
                         Safety Corporation) and Aearo Corporation (formerly,
                         Cabot Safety Holdings Corporation).)
        4.4       --     Registration Rights Agreement, dated as of July 11,
                         1995, among Cabot Safety Acquisition Corporation, Aearo
                         Corporation (formerly, Cabot Safety Holdings
                         Corporation), BT Securities Corporation and Chemical
                         Securities Inc. (Incorporated by reference to Exhibit
                         No. 4.4 to the Registration Statement on Form S-4, No.
                         33-96190, of Aearo Company (formerly, Cabot Safety
                         Corporation) and Aearo Corporation. )
        4.5       --     First Supplemental Indenture, dated December 6,
                         1995. (Incorporated by reference to Exhibit 4.5 to the
                         Annual Report on Form 10-K of Aearo Corporation
                         (formerly, Cabot Safety Holdings Corporation) for the
                         fiscal year ended September 30, 1995.)
        10.26     --     Second Amendment to Credit Agreement, dated as of
                         April 25, 1997, among Aearo Corporation, Aearo Company,
                         certain of its subsidiaries, various banks, and Bankers
                         Trust Company, as Administrative Agent.
        27.1      --     Financial Data Schedule.

        (b)   Reports on Form 8-K


              Report dated February 5, 1997 in connection with resignation of executive officer and release of first quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997                      AEARO CORPORATION

                                        /s/ Bryan J. Carey
                                        ------------------

                                        Bryan J. Carey
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Assistant Secretary

                                 EXHIBIT INDEX


EXHIBITS            DESCRIPTION
--------            -----------

  3.1      --       Amended and Restated Certificate of Incorporation of Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation).
                    (Incorporated by reference to Exhibit No. 3.(i).2 to the
                    Registration statement on Form S-4, No. 33-96190, of Aearo
                    Company (formerly, Cabot Safety Corporation) and Aearo
                    Corporation.)
  3.2      --       By-Laws of Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation). (Incorporated by reference to Exhibit
                    No. 3(ii).2 to the Registration Statement on Form S-4, No.
                    33-96190, of Aearo Company (formerly, Cabot Safety
                    Corporation) and Aearo Corporation.)
  4.1      --       Indenture dated as of July 11, 1995 between Aearo Company
                    (formerly, Cabot Safety Corporation), Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation) , and Fleet
                    National Bank of Connecticut (formerly, Shawmut Bank
                    Connecticut, National Association), as Trustee.
                    (Incorporated by reference to Exhibit No. 4.1 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo
                    Company and Aearo Corporation.)
  4.2      --       Form of Note. (Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation).)
  4.3      --       Form of Exchange Note. (Incorporated by reference to Exhibit
                    No. 4.3 to the Registration Statement on Form S-4, No.
                    33-96190, of Aearo Company (formerly, Cabot Safety
                    Corporation) and Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation).)
  4.4      --       Registration Rights Agreement, dated as of July 11, 1995,
                    among Cabot Safety Acquisition Corporation, Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation),
                    BT Securities Corporation and Chemical Securities Inc.
                    (Incorporated by reference to Exhibit No. 4.4 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo
                    Company (formerly, Cabot Safety Corporation) and Aearo
                    Corporation. )
  4.5      --       First Supplemental Indenture, dated December 6, 1995.
                    (Incorporated by reference to Exhibit 4.5 to the Annual
                    Report on Form 10-K of Aearo Corporation (formerly, Cabot
                    Safety Holdings Corporation) for the fiscal year ended
                    September 30, 1995.)

  10.26    --       Second Amendment to Credit Agreement, dated as of April 25,
                    1997, among Aearo Corporation, Aearo Company, certain of its subsidiaries, various banks, and Bankers Trust Company, as Administrative Agent.

  27.1     --       Financial Data Schedule.