Form 10-Q
period 1997-06-30
AEARO CORP
filed 1997-08-11
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


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

                                AEARO CORPORATION
                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1997


PART I.              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS
-----------------------------------------

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
              JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996                      3-4

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED) FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
              JUNE 30, 1997 AND 1996                                                5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED) FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996          6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED)                                                           7-10

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------------
                     CONDITION AND RESULTS OF OPERATIONS                           11-15
                     -----------------------------------

PART II.             OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS                                                16
--------------------------------------
ITEM 2.              CHANGES IN SECURITIES                                            16
------------------------------------------
ITEM 3.              DEFAULTS UPON SENIOR SECURITIES                                  16
----------------------------------------------------
ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS              16
------------------------------------------------------------------------
ITEM 5.              OTHER INFORMATION                                                16
--------------------------------------
ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K                                 16
-----------------------------------------------------

SIGNATURE PAGE                                                                        17


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
                                AEARO CORPORATION

                             BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)


                                                               JUNE 30 1997   SEPTEMBER 30, 1996
                                                               ------------   ------------------
                                                                (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                     $  5,428           $  8,540
   Accounts receivable, net                                        46,579             45,890
   Inventories                                                     40,361             41,164
   Deferred and prepaid expenses                                    3,824              2,748
                                                                 --------           --------

         Total current assets                                      96,192             98,342
                                                                 --------           --------

PROPERTY, PLANT AND EQUIPMENT, NET                                 65,551             68,712

INTANGIBLE ASSETS, NET                                            146,696            161,940

OTHER ASSETS                                                        8,057              9,442
                                                                 --------           --------

         Total assets                                            $316,496           $338,436
                                                                 ========           ========




   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                               JUNE 30, 1997   SEPTEMBER 30, 1996
                                                               -------------   -------------------
                                                                (Unaudited)

CURRENT LIABILITIES:
   Current portion of long-term debt                             $ 10,448           $  8,767
   Accounts payable and accrued liabilities                        36,198             40,348
   Accrued interest                                                 6,846              3,779
   U.S. and foreign income taxes                                      436              5,713
                                                                 --------           --------

         Total current liabilities                                 53,928             58,607
                                                                 --------           --------

LONG-TERM DEBT                                                    239,885            241,520

DEFERRED INCOME TAXES                                               1,121                697

OTHER LIABILITIES                                                   2,803              2,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                              -                  -
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--96,810 and 99,350 shares at
     June 30, 1997 and September 30, 1996, respectively                 1                  1
   Additional paid-in capital                                      32,736             32,640
   Retained earnings (deficit)                                     (5,327)             1,607
   Cumulative foreign currency translation adjustments             (8,651)               553
                                                                 --------           --------

         Total stockholders' equity                                18,759             34,801
                                                                 --------           --------

         Total liabilities and stockholders' equity              $316,496           $338,436
                                                                 ========           ========




   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                            STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (Unaudited)

                                                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                             JUNE 30,                            JUNE 30,
                                                                    --------------------------          -------------------------
                                                                         1997           1996               1997            1996
                                                                         ----           ----               ----            ----

NET SALES                                                               $74,911        $64,596            $211,096       $177,312

COST OF SALES                                                            41,974         35,518             121,696         97,858
                                                                        -------        -------            --------       --------

     Gross profit                                                        32,937         29,078              89,400         79,454

SELLING AND ADMINISTRATIVE                                               23,067         19,408              64,896         52,762

RESEARCH AND TECHNICAL SERVICES                                           1,314            678               3,911          2,271

AMORTIZATION EXPENSE                                                      2,066          1,395               6,382          3,351

OTHER CHARGES (INCOME), NET                                                 428            349               2,407            346
                                                                        -------        -------            --------       --------

     Operating income                                                     6,062          7,248              11,804         20,724

INTEREST EXPENSE, NET                                                     6,658          5,120              19,904         14,188
                                                                        -------        -------            --------       --------

     Income (loss) before provision (benefit) for income taxes             (596)         2,128              (8,100)         6,536


PROVISION (BENEFIT) FOR INCOME TAXES                                        657          1,324              (1,166)         3,262
                                                                        -------        -------            --------       --------

     Net income (loss)                                                   (1,253)           804              (6,934)         3,274

PREFERRED STOCK DIVIDEND ACCRUED                                          1,794          1,582               5,218          4,615
                                                                        -------        -------            --------       --------

     Earnings (loss) applicable to Common Shareholders                   (3,047)          (778)            (12,152)        (1,341)
                                                                        =======        =======            ========       ========

EARNINGS (LOSS) PER COMMON SHARE                                        $(31.37)       $ (7.78)           $(123.53)        (13.41)
                                                                        =======        =======            ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               97,146        100,005              98,373        100,002
                                                                        =======        =======            ========       ========





   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  -------------------------
                                                                                  1997                  1996
                                                                                  ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $(6,934)             $  3,274
   Adjustments to reconcile net income (loss) to cash provided (used)
   by operating activities--
     Depreciation                                                                 7,132                 5,193
     Amortization                                                                 7,805                 4,298
     Deferred income taxes                                                          377                    --
     Other, net                                                                     399                    26
     Changes in assets and liabilities--
       Accounts receivable                                                       (1,002)               (3,470)
       Inventory                                                                     98                   373
       Accounts payable and accruals                                               (196)                2,578
       Other, net                                                                (5,858)                 (541)
                                                                                -------              --------

              Net cash provided  (used) by operating activities                   1,821                11,731
                                                                                -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                    (6,924)               (6,510)
   Proceeds provided by disposals of property, plant and equipment                  815                    --
   Purchase of Shoplyne assets                                                     (242)                   --
   Cash paid for acquisitions:
     Peltor A.B.                                                                     --              $(83,555)
     Eastern Safety                                                                  --                (6,636)
   Eastern Safety escrow deposit                                                     --                 3,000
                                                                                -------              --------

              Net cash used by investing activities                              (6,351)              (93,701)
                                                                                --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                   7,200                (3,800)
   Increase (decrease) in term loans                                             (5,799)               96,216
   Repayment of external long-term debt                                            (677)               (5,254)
   Decrease in shareholder notes, net                                               203                   130
   Sale (repurchase) of common stock, net                                          (107)                   60
                                                                                -------              --------

              Net cash provided by financing activities                             820                87,352
                                                                                -------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             598                   675
                                                                                -------              --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (3,112)                6,057

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    8,540                 4,707
                                                                                -------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 5,428              $ 10,764
                                                                                =======              ========

CASH PAID FOR:
   Interest                                                                     $12,871              $ 10,471
                                                                                =======              ========
   Income taxes                                                                 $ 2,007              $    746
                                                                                =======              ========



   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


(1)  CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

(6)  INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                        JUNE 30, 1997       SEPTEMBER 30, 1996
                                        -------------       ------------------
                                        (unaudited)

        Raw materials                     $10,583               $13,100
        Work in process                    10,544                11,130
        Finished goods                     19,234                16,934
                                          -------               -------
                                          $40,361               $41,164
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

                                AEARO CORPORATION

(7)  DEBT (CONTINUED)

     to provide (i) Term Loans denominated in U.S., Canadian, British, and German currencies aggregating $140.0 million and (ii) a Revolving Credit Facility providing for up to $25.0 million. Under the terms of both the Agreement and the Note indenture, Aearo Company is required to comply with certain financial covenants and restrictions. In April 1997, the Credit Agreement was amended with respect to certain covenants applicable to periods ending on and after June 30, 1997. Aearo Company was in compliance with the amended Credit Agreement at June 30, 1997. At June 30, 1997, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $133.1 million and $12.3 million, respectively.

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

(9)  ACQUISITIONS

     On January 10, 1997, the Company acquired inventory and other selected assets of Shoplyne Safety Products (a Division of Mack Products, Inc.) for $241,600. As part of the purchase price, the Company entered into a non-compete agreement with Mack Products, Inc. for $75,000. The transaction was accounted for using the purchase method of accounting. The pro forma impact of the transaction is not material to the results of the periods presented, and therefore has not been included.

     On May 30, 1996, the Company acquired Peltor Holding AB (the "Acquisition") for approximately $85.6 million. The Acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the consolidated financial statements for the periods subsequent to May 30, 1996, reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on the estimated fair values as of May 30, 1996. The purchase price allocation is preliminary and may be revised at a later date, however, the Company does not presently expect material changes to the allocation of the purchase price.

     Unaudited pro forma operating results of the Company for the nine months ended June 30, 1996, as adjusted for the debt financing and estimated effects of the Acquisition as if it had occurred on October 1, 1995, are as follows (dollars in thousands except share amounts):

           Net sales                                               $207,576
           Earnings (loss) applicable to common shareholders         (5,000)
           Earnings (loss) per common share                          (50.00)
           Weighted average common shares outstanding               100,002

                                AEARO CORPORATION

(9)  ACQUISITIONS (CONTINUED)

     On January 3, 1996, the Company acquired the stock of Eastern Safety Equipment Company, Inc. ("Eastern") for $6.8 million subject to final closing adjustments, as defined. In addition, the Company entered into non-compete and consulting agreements that provide an aggregate of $1.0 million in consideration to the former controlling stockholder of Eastern. The transaction was accounted for using the purchase method of accounting. The pro forma impact of the transaction is not material to the results of the periods presented. Amounts allocated to the non-compete and consulting agreements are being charged to expense over the five year term of the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Among other things, expectations for upcoming periods are based on assumptions which management believes to be reasonable at this time, including assumptions concerning the volume and product mix of sales. Moreover, there can be no assurances the degree to which initiatives undertaken by the Company to relieve operational difficulties related to the conversion to a new computer system and to improve production planning will continue to be successful. Other significant potential risks and uncertainties include the following: risks associated with indebtedness; uncertainties of acquisition strategy; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net Sales. Net sales in the three months ended June 30, 1997 increased 16.0% to $74.9 million from $64.6 million in the three months ended June 30, 1996. The increase in net sales was due primarily to the acquisition of Peltor AB during 1996. Safety Products net sales in the three months ended June 30, 1997 increased 18.3% to $65.3 million from $55.2 million in the three months ended June 30, 1996. The acquisition of Peltor AB contributed approximately $7.4 million to net sales. Internal growth was approximately 5.3% due to growth in sales of new eyewear products as well as gradual improvements in service levels as the Company recovers from difficulties associated with its new management information system and related difficulties in operations. Specialty Composites' net sales in the three months ended June 30, 1997 increased 2.2% to $9.6 million from $9.4 million in the three months ended June 30, 1996 as softness in the Class 8 truck market was offset by growth in precision equipment and health related markets.

Gross Profit. Gross Profit in the three months ended June 30, 1997 increased 13.3% to $32.9 million from $29.1 million in the three months ended June 30, 1996. The increase was primarily due to the acquisition of Peltor AB which was partially offset by higher costs at the Southbridge, MA manufacturing facility. These costs included primarily excess direct labor costs and overtime premiums and excess material usage. These cost levels had increased in the beginning of the fiscal year and were reduced during the month of March. Gross Profit as a percentage of net sales in the three months ended June 30, 1997 was 44.0% as compared to 45.0% in the three months ended June 30, 1996. Such percentage decreased primarily due to higher operating and material costs in Southbridge.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended June 30, 1997 increased 18.9% to $23.1 million from $19.4 million in the three months ended June 30, 1996. Of this increase, approximately $1.52 million was due to the acquisition of Peltor AB. Of the remaining increase, approximately $0.6 million was due to higher distribution expenses. These expenses include higher freight charges as well as labor costs associated with a higher level of backorders which result in more expensive partial shipments. The remaining increase was due to increases in the sales force during 1996 as well as increased sales and marketing spending related to growth initiatives and increased legal expenses. Selling and administrative expenses as a percentage of net sales in the three months ended June 30, 1997 increased to 30.8% of sales as compared to 30.1% of sales in the three months ended June 30, 1996. This was primarily as a result of the increase in distribution and sales and marketing expenses relative to growth in sales.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended June 30, 1997 increased 93.8% to $1.3 million from $0.7 million in the three months ended June 30, 1996. This increase was primarily due to the acquisition of Peltor AB which spends proportionally more on research and technical services because it has more significant technical components to its products.

Amortization Expense. Amortization expense in the three months ended June 30, 1997 increased to $2.1 million from $1.4 million in the three months ended June 30, 1996 as a result of purchase accounting for the acquisition of Peltor AB.

Other Charges (Income), Net. Other charges increased to $0.4 million in the three months ended June 30, 1997 from $0.3 million in the three months ended June 30, 1996. These costs in both periods relate primarily to foreign exchange losses.

Operating Income. As a result of the increases in selling and administrative expenses, research and technical expenses, amortization expenses and other charges which were only partially offset by the increase in gross profit contribution from Peltor AB, operating income declined 16.4% to $6.1 million in the three months ended June 30, 1997 from $7.2 million in the three months ended June 30, 1996.

Interest Expense, Net. As a result of the increased borrowings to finance the acquisitions of Peltor AB, interest expense, net in the three months ended June 30, 1997 increased 30.0% to $6.7 million from $5.1 million in the three months ended June 30, 1996.

Net Loss. For the three months ended June 30, 1997 the Company had a net loss of $1.3 million as compared to net income of $0.8 million for the three months ended June 30, 1996.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

Net Sales. Net sales in the nine months ended June 30, 1997 increased 19.1% to $211.1 million from $177.3 million in the nine months ended June 30, 1996. The increase in net sales was due primarily to the acquisitions of Peltor AB and Eastern Safety during 1996. Safety Products net sales in the nine months ended June 30, 1997 increased 24.5% to $184.0 million from $147.7 in the nine months ended June 30, 1996. The acquisition of Peltor AB and Eastern Safety contributed $28.6 million and $3.0 million to net sales respectively. Internal growth was approximately 3.2% as growth in sales in North America was hampered by difficulties earlier in the period associated with the new management information system and related backorders. Specialty Composites' net sales in the nine months ended June 30, 1997 decreased 8.4% to $27.1 million from $29.6 million in the nine months ended June 30, 1996. The decrease was primarily due to the impact of a $2.3 million shipment related to the Sea Wolf submarine in the three months ended December 31, 1995, as well as softness in the Class 8 truck market in the current period.

Gross Profit. Gross Profit in the nine months ended June 30, 1997 increased 12.5% to $89.4 million from $79.5 million in the nine months ended June 30, 1996. The increase was primarily due to the acquisitions of Peltor AB and Eastern Safety which were partially offset by higher costs in the Southbridge, MA manufacturing facility and, to a lesser extent, the Indianapolis, IN central packaging operation in the first quarter. These costs included temporary labor, overtime and excess material usage and were significantly increased by efforts to correct difficulties associated with the conversion to the new management information system. Gross Profit as a percentage of net sales in the nine months ended June 30, 1997 was 42.4% as compared to 44.8% for the nine months ended June 30, 1996. Such percentage decreased due to the higher costs in North American operations as well as the lower sales in Europe in the first quarter.

Selling and Administrative Expenses. Selling and administrative expenses in the nine months ended June 30, 1997 increased 23.0% to $64.9 million from $52.8 million in the nine months ended June 30, 1996. Of this increase, approximately $5.0 million was due to the acquisitions of Peltor AB and Eastern Safety. Of the remaining increase, approximately $2.6 million was due to higher distribution expenses. These expenses include higher freight charges as well as labor costs associated with a higher level of backorders and partial shipments as well as higher product returns. In addition, the Company incurred higher costs in customer service in order to mitigate operational difficulties relating to its new management information system. Finally, higher sales and marketing expenses from the Company's growth initiatives were partially offset by reductions in management and employee incentive accruals in the first quarter. Selling and administrative expenses as a percentage of net sales in the nine months ended June 30, 1997 increased to 30.7% of sales as compared to 29.8% of sales in the nine months ended June 30, 1996. This was primarily as a result of the higher distribution expenses as well as increased spending in sales and marketing.

Research and Technical Service Expenses. Research and technical service expenses in the nine months ended June 30, 1997 increased 72.2% to $3.9 million from $2.3 million in the nine months ended June 30, 1996. This increase was primarily due to the acquisition of Peltor AB which spends proportionally more on research and technical services because it has more significant technical components to its products.

Amortization Expense. Amortization expense in the nine months ended June 30, 1997 increased to $6.4 million from $3.4 million in the nine months ended June 30, 1996 as a result of purchase accounting for the acquisitions of Peltor AB and Eastern Safety.

Other Charges (Income), Net. Other charges increased to $2.4 million in the nine months ended June 30, 1997 from $0.3 million in the nine months ended June 30, 1996. Approximately $1.7 million of this increase was due to foreign exchange losses. The remaining charges relate to the abandonment of two automation-related capital projects totaling approximately $0.5 million at the Company's Indianapolis, IN facility.

Operating Income. As a result of the increases in selling and administrative expenses, research and technical expenses, amortization expenses and other charges which were only partially offset by the increase in gross profit, operating income declined 43.0% to $11.8 million in the nine months ended June 30, 1997 from $20.7 million in the nine months ended June 30, 1996.

Interest Expense, Net. As a result of the increased borrowings to finance the acquisitions of Peltor AB and Eastern Safety, interest expense, net in the nine months ended June 30, 1997 increased 40.3% to $19.9 million from $14.2 million in the nine months ended June 30, 1996.

Net Loss. For the nine months ended June 30, 1997 the Company had a net loss of $6.9 million as compared to net income of $3.3 million for the nine months ended June 30, 1996.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are dollar denominated. As a result, a decline in the value of the dollar relative to the other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, AB the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company estimates that these changes had the effect of decreasing operating profit by $1.7 million in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. Subsequent to June 30, 1997, the Company has entered into foreign exchange purchase contracts and may also utilize options to purchase/sell foreign currencies, with the intention of mitigating some of the future impacts of changes in exchange rates.

EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a Senior Bank Facility comprised of (i) Term Loans denominated in U.S., Canadian, British, and German currencies aggregating $140.0 million and (ii) a Revolving Credit Facility providing for up to $25.0 million.

The required amortization payments under the Company's Senior Bank Facilities are $2.5 million for the remainder of fiscal 1997, $10.7 million in fiscal 1998, $13.1 million in fiscal 1999, $16.1 million in fiscal 2000, $20.9 million in fiscal 2001, $34.6 million in fiscal 2002 and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities as well as for the support of new products. The Company's capital spending is of a relatively short duration, with the complete commitment process involving less than one year. Included in capital expenditures over the past two years was an aggregate of $5.4 million for a casting line in the Newark, Delaware facility and $7.5 million for a worldwide management information system. In the nine months ended June 30, 1997 the Company spent $6.9 million for capital expenditures as compared to $6.5 million in the nine months ended June 30, 1996. In the current period, the most significant expenditures were to support the introduction of the Company's new Fectoids eyewear product. In the nine months ended June 30, 1996 the most significant expenditures were $1.4 million spent on the casting line at the Newark, Delaware facility and $2.4 million spent on the management information systems. Offsetting the spending in the nine months ended June 30, 1997 was $0.8 million in proceeds from the sale of the Rhode Island facility of Peltor, Inc. as those operations were consolidated into the Company's Southbridge, MA and Indianapolis, IN facilities.

The Company's principal source of cash to fund debt service and these capital expenditures is net cash provided by operations. In the nine months ended June 30, 1997 operating activities resulted in net cash provided by operating activities of $1.8 million as compared to $11.7 million in the nine months ended June 30, 1996. This change was a result of the net loss of $6.9 million discussed previously, as well as a reduction in income taxes payable in the period. The Company continued to build inventory in the earlier part of the period both as a result of difficulties in production planning as well as a result of an effort to minimize the risks of backorders with its customers. Inventories have been reduced since the month of February due to management's efforts to reduce inventory as well as better utilization of the new information system.

Net cash provided by financing activities for the nine months ended June 30, 1997 was $0.8 million as increased borrowings under the revolving credit facility were partially offset by the repayment of term loans and the repayment of a mortgage note on the Rhode Island facility of Peltor, Inc. upon the sale of the facility. Net cash used by operating and investing activities was partially funded by decreases in cash and cash equivalents. These decreases were partially offset by the effect of exchange rate changes on cash.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. At June 30, 1997 the Company had borrowed $12.3 million under the revolving credit facility. The Company will continue to borrow under the revolver for at least the balance of the fiscal year to support higher levels of inventory and receivables. These borrowing levels will remain high until the difficulties associated with the conversion to the new computer system are completely resolved and the improvements in production planning are realized. While there can be no certainty when these operational difficulties will be overcome, Management believes that improvements will continue to be realized during the balance of the fiscal year. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability will be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes. In April, 1997, the Company amended its credit agreement with its syndicate of lenders with respect to the financial covenants applicable to periods ending on and after June 30, 1997. The revised covenants reflect the reduced profitability that the Company has been experiencing primarily due to the operating difficulties which have been triggered by the new computer system. The amendment also provides the Company with the ability to simplify its corporate structure in Europe in order to proceed with the further integration of Peltor AB.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

In November 1996, the Company received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes patents utilized in the plaintiff's sun and sporting glasses. (Reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.) In April 1997, a federal district court denied the plaintiff's motion for a preliminary injunction against the Company. The Company believes the Gargoyles claim to be without merit and continues to defend this allegation vigorously.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      27.1* -- Financial Data Schedule.

      (b)  Reports on Form 8-K

           None.



* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 11, 1997                   AEARO CORPORATION



                                        /s/ Bryan J. Carey
                                        ----------------------------------------
                                        Bryan J. Carey
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Assistant Secretary

                                  EXHIBIT INDEX


        EXHIBITS            DESCRIPTION
        --------            -----------

          27.1*    --       Financial Data Schedule.




        *Filed herewith.