Form 10-K405
period 1997-09-30
AEARO CORP
filed 1997-12-29
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 33-96190

                                AEARO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------



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

                                 ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
     As of December 15, 1997, all voting stock of the Registrant was held by affiliates of the Registrant.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 15, 1997 was 97,625.

                                TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----
PART I..................................................................................................      1
     Item 1.  Business..................................................................................      1
     Item 2.  Properties................................................................................      9
     Item 3.  Legal Proceedings.........................................................................     10
     Item 4.  Submission of Matters to a Vote of Security Holders.......................................     10

PART II.................................................................................................     11
     Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.....................     11
     Item 6.  Selected Financial Data...................................................................     11
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................................................     13
     Item 8.  Financial Statements and Supplementary Data...............................................     21
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure...................................................................     49

PART III................................................................................................     50
     Item 10. Directors and Executive Officers..........................................................     50
     Item 11. Executive Compensation....................................................................     52
     Item 12. Security Ownership of Certain Beneficial Owners and Management............................     57
     Item 13. Certain Relationships and Related Transactions............................................     58

PART IV.................................................................................................     62
     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................     62
     Signatures.........................................................................................     68


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Aearo Corporation (formerly Cabot Safety Holdings Corporation), a Delaware corporation ("Aearo"), and its direct wholly-owned subsidiary, Aearo Company I, doing business as Aearo Company (formerly Cabot Safety Corporation), a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide through its safety products operating unit ("Safety Products"), which manufactures and sells hearing protection devices, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names: AOSafety, E-A-R, Eastern, Shoplyne and Peltor. PPE encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, ear muffs and ear plugs, respirators, hard hats, gloves, safety clothing and safety shoes. Safety Products accounted for approximately 87% of the Company's net sales in fiscal 1997. The Company attributes its leading market positions to:

       o Strong, well-recognized brand names
       o A reputation for providing innovative, quality products
       o Intensive coverage of multiple distribution channels targeting a wide array of end-users
       o One of the industry's broadest product offerings
       o A commitment to providing the highest level of customer service

Through its specialty composites operating unit ("Specialty Composites"), the Company manufactures a wide array of energy-absorbing materials which are incorporated into other manufacturers' products to control noise, vibration and shock. Specific product applications for such materials include noise-reducing and vibration- dampening matting used in the lining of transportation equipment such as heavy truck cabs, shock protection parts for electronic devices such as computer disk drives, and durable energy-absorbent and cushioning foams used in footwear. Specialty Composites also produces specially formulated foam used in the manufacture of Safety Products' polyvinylchloride ("PVC") ear plugs. Specialty Composites accounted for approximately 13% of the Company's net sales in fiscal 1997.

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

PERSONAL PROTECTION EQUIPMENT MARKET

A 1996 industry study prepared by Frost & Sullivan estimates that the size of the U.S. segment of the PPE market in which the Company competes (which excludes safety clothing, gloves and shoes) was approximately $1.0 billion in 1995. Management estimates annual sales outside the United States for the segment of the PPE market in which the Company competes were in excess of $1.0 billion in 1995. Historically, a large number of relatively small, independent manufacturers with limited product lines served the PPE market and the industry remains highly fragmented.

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

In the reusable ear plug segment of the market, the Company offers its patented UltraFit product, and the E-A- R Express, a patented product, which features a polyurethane pod and a short plastic stem to facilitate sanitary insertion of the plug into the ear. The Company also recently introduced the Reflex line of "semi-aural" plugs designed for intermittent use with a patented feature allowing for easy storage around the neck.

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

EYE, FACE AND HEAD PROTECTION. Non-prescription eye and face protection is used in work environments where a number of hazards present a danger to the eyes and face, including dust, flying particles, metal fragments, chemicals, extreme glare and radiation. The Company offers a large number of task-specific non-prescription safety eyewear products. The three basic categories of non-prescription eye and face protection are non- prescription safety (or "plano") eyewear, goggles and faceshields.

    |X| Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and includes a wide range of products from disposable visitor safety spectacles to several lines of fashionable, reusable safety eyewear available in different colors and with a variety of applications. As part of the continuing product development efforts the Company introduced its unique Fectoids safety eyewear which features a lens which wraps around the wearer's face thereby eliminating the need for separate side shields, and improving peripheral vision.

    |X| Goggles. The Company manufactures and sells a broad line of goggles, which are typically preferred over plano eyewear in work environments where a higher degree of impact protection is required, where increased protection against dust, mist or chemical splash is needed and/or for use in welding operations. To meet these requirements, the Company manufactures a variety of vented and non-vented goggles with varying fields of view.

    |X| Faceshields. Faceshields are designed to protect against heat, splash and flying particles and are often worn in conjunction with other protective equipment, such as plano eyewear and respirators.

    |X| Hard Hats. The Company manufactures and sells a broad line of hard hats, including "bump" caps, full-brim hats and traditional hard hats, featuring four or six point suspension, ratchet adjustment, and a wide selection of colors and custom imprinting.

FIRST AID KITS. The acquisition of Eastern Safety Equipment Co., Inc. ("Eastern") on January 3, 1996 added first aid kits as a new product category for the Company. First aid kits are either for general use or for industrial or commercial uses.

RESPIRATORY PROTECTION. Respiratory protection products are used to protect against the harmful effects of atmospheric contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. The market for respiratory protection products is segmented into two types: supplied air and air-purifying. Supplied air respirators are further segmented into two types: self-contained breathing apparatuses ("SCBA") and respirators supplied from a remote source of air through a hose ("air line"). The Company competes in the air- purifying and air line supplied segments of the respiratory protection market with a broad line of disposable dust and mist masks, cartridge-equipped quarter-, half- and full-face respirators, powered air-purifying respirators (whereby a battery pumps air through cartridges), and "escape" respirators (a single-use respirator for emergencies).

      SPECIALTY COMPOSITES

The Company's Specialty Composites operating unit manufactures a wide array of impact-resistant, shock- absorbing and energy-absorbing materials for a variety of noise, vibration and shock control applications using a wide range of technologies, manufacturing processes and applications know-how. Specialty Composites also produces the specially formulated foam used in the manufacture of Safety Products' PVC ear plugs. The principal strengths of Specialty Composites are its specialized polyurethane chemistry, its thin-sheet casting capability, its composite technologies and its applications engineering. These strengths allow the Company to manufacture in a single process, high value-added materials and components with multiple chemistries and substrates using casting, extrusion and molding processes.

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

TRANSPORTATION SEGMENT. Specialty Composites' products are incorporated into heavy trucks, automobiles, yachts, aircrafts, buses, leisure vehicles and defense, farm and construction equipment in order to control noise and vibration. For example, the Company supplies durable acoustical foams and barriers that control sound and help meet noise standards for Class 8 heavy trucks. The Company also provides complete noise and vibration control packages for high-end yachts in order to contain engine room noise and to soundproof passenger quarters. Specialty Composites applications also exist with respect to executive and commuter aircraft, where relatively thin, lightweight, multi-function damping composites efficiently control sound and vibration.

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

SAFETY PRODUCTS OPERATING UNIT. Within Safety Products, sales are managed through seven channels: U.S. Industrial Distribution; U.S. Industrial Direct; Consumer/Do-It-Yourself ("DIY"); Healthcare; Europe; Canada; and Export. Each of these channels has its own sales force and its own distinct sales strategies. In addition, through the acquisition of Peltor, the Company has significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications ear muff market.

    |X| U.S. Industrial Distribution. This is the largest sales channel for Safety Products and includes approximately 170 Dialog industrial distributors and approximately 120 industrial dealers. Participation in the Dialog program requires minimum purchase levels while encouraging support across the full product line, in return for rebates based on growth and volume as well as preferred treatment regarding shipping terms, new products, field sales support, and cooperative advertising. The Company also offers Dialog distributors financial incentives for establishing electronic order entry/invoicing interfaces with the Company and for developing marketing programs which promote the Company's products.

    |X| U.S. Industrial Direct. Approximately 90% of the Company's safety prescription eyewear is sold directly to more than 40,000 industrial companies, including a majority of the industrial companies in the Fortune 500. The remainder of the Company's SRx products are sold through the industrial distribution channel. In most states, current laws require that prescription eyewear be dispensed to the user by a licensed optical professional, traditionally a local optician. As an alternative to this approach, in 1994 the Company introduced its Dispensing Manager program, whereby the Company employs its own licensed opticians to dispense prescription safety eyewear.

    |X| Consumer/DIY. The Company is the leading supplier of safety products to the consumer/DIY market and is the primary supplier to such leading retailers as ACE, Home Depot, Lowe's, Sears and Tru-Serv. The Company offers both its AOSafety brand of industrial grade products in consumer packaging and its Eastern and Shoplyne brands of consumer grade products in consumer packaging.

    |X| Healthcare. The Company maintains its own national sales manager and has an exclusive arrangement with an independent representative group to pursue the growing use of PPE in the healthcare sector and has developed a specialized line of healthcare products with the goal of building a national distribution network. Use of the Company's products can assist in compliance by healthcare professionals with recently introduced OSHA regulations designed to reduce the risk of diseases associated with blood- borne pathogens and dealing with splash control.

    |X| Europe. The Company has a significant presence in Europe with sales offices in the U.K., Sweden, Germany, France, Italy and Spain. While the Company's historical strength in this market has been in hearing protection devices sold through industrial distributors, the Company has recently been successful in pursuing sales of safety eyewear and has dedicated a full-time eyewear product sales manager to lead and train the existing sales organization.

    |X| Canada. In Canada, the Company has a strong position in both stock safety products and prescription safety eyewear. Just as in the United States, prescription safety eyewear is sold primarily on a direct basis to industrial firms, while stock safety products are sold through distributors.

    |X| Export. The Company exports its products around the world, and this channel is managed through sales representatives located in Singapore and Hong Kong (covering Asia), Miami (covering Latin America), Sydney (covering Australia and New Zealand) and South Africa.

SPECIALTY COMPOSITES OPERATING UNIT. The Company relies upon independent manufacturer representatives and the Company's factory sales representatives to identify OEM applications for Specialty Composites' products and technologies. Once such applications have been identified, the Company's sales and technical staffs work closely with OEMs to provide the customer with a low-cost, integrated solution for its noise, vibration, shock, cushioning and/or comfort management problems.

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

The Company has a diversified base of raw material suppliers. The Company does, however, use single sources for the supply of several raw materials, including General Electric Plastics, a division of General Electric Company, for polycarbonate resin, the primary raw material used in the production of the Company's non- prescription optical lenses. The Company has not experienced any significant delays or shortages in obtaining raw materials in recent years and believes that alternative supplies of raw materials can be located on commercially reasonable terms.

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

MANUFACTURING AND DISTRIBUTION OPERATIONS

The Company maintains a high degree of vertical integration, allowing it to manufacture over 90% of the products that it sells. The Company's strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites' products (including the foam used in the manufacture of PVC ear plugs); high speed assembly and packaging of ear plugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. Consistent across all of the Company's manufacturing operations is an emphasis on producing high quality products. Currently, all of the Company's manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

The Company's products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to the Company's business.

SAFETY PRODUCTS OPERATING UNIT. The Company's Indianapolis, Indiana plant is the largest ear plug manufacturing facility in the world. It fabricates, molds and packages hundreds of millions of pairs of ear plugs annually, utilizing automated, high speed assembly and packaging equipment. Because the economies of scale present in this operation are unique in the hearing protection products industry, management believes that they offer the Company a competitive advantage of lower costs within the production process. The plant's high-speed robotic fabrication, assembly and packaging of ear plugs facilitate cost-saving, high-volume production and improve cycle time and inventory management. Other safety products are manufactured at the Southbridge,

Massachusetts facility, where during the period 1993 to 1995 the Company invested over $2 million in industrial robotics and cellular manufacturing to produce plano eyewear products previously outsourced from southeast Asia. As a result, the Company is now able to advertise these products as "Made in the USA."

The Company fills virtually all of its domestic and certain of its international orders, other than SRx, through its state-of-the-art distribution center located in Indianapolis, Indiana which has efficient bar-coding and scanning capabilities to assure rapid turn-around time and service levels for customer orders.

During 1993 and 1994 the Company completed a major program to consolidate and retool its SRx laboratory operations. The SRx production operations of six different manufacturing facilities were consolidated into two U.S. facilities that possess new lens surfacing, edging and grinding machinery capable of handling glass, plastic and polycarbonate lenses. These two facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually.

The Company's principal international manufacturing operations are located in Poynton, England; Mississauga, Ontario; Varnamo, Sweden; and Ettlingen, Germany. The Poynton facility serves customers in Western Europe, producing and packaging ear plugs and other hearing and eyewear products. In addition, Poynton has an SRx laboratory that primarily serves the U.K. market. The Mississauga plant fabricates prescription eyewear and, together with a small prescription eyewear laboratory in Montreal, produces SRx products for the Canadian market. The Varnamo, Sweden plant is the principal Peltor manufacturing location; finished goods and components are shipped to customers and other subsidiaries from this location. Certain of these products are received in the Ettlingen, Germany plant which provides an assembly operation for the components and a stocking facility for finished goods for shipment to customers.

SPECIALTY COMPOSITES OPERATING UNIT. Specialty Composites' products are manufactured in Indianapolis, Indiana and Newark, Delaware. The Indianapolis plant, which supplies specially formulated foam for the Company's PVC ear plugs, manufactures and fabricates sheet and roll PVC and polyurethane materials and molds polyurethane foams and solids. This facility also houses applications engineering, research and development, quality assurance and customer service support. The Newark, Delaware facility manufacturers polyurethane foams and films and houses the Company's new proprietary, thinsheet foam casting line, which will permit the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line. The new casting line, which cost approximately $5.4 million, is operational, but is not yet in full production mode.

COMPETITION

The PPE market is fragmented and highly competitive. The Company estimates that there are more than 500 manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. The Company believes that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service and brand name recognition and, to a lesser extent, price. From a positive competitive standpoint, the Company believes it is well situated, primarily because of its large size and its broad product offerings, to compete in a fragmented industry. The Company enjoys certain economies of scale which are not available to smaller competitors. Many of the Company's customers, particularly in the growing consumer/DIY channel, prefer the type of "one stop shopping" that the Company can provide. The Company's advanced distribution center further facilitates timely and accurate deliveries.

The specialty composites industry is highly competitive, and participants compete on the basis of being able to provide cost-effective solutions to the noise, shock and vibration problems of OEMs.

EMPLOYEES

As of September 30, 1997, the Company had 2,151 employees, of whom 1,459 were primarily engaged in manufacturing, 453 in sales, marketing and distribution, 70 in research and development and 169 in general and administrative. The Company believes its employee relations are good. The Company has one facility that employs union members. This facility, located in Plymouth, Indiana, employs 67 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 92 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 30, 1998.

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

ITEM 2.  PROPERTIES

The Company owns and/or leases facilities in the United States, Canada, and Europe. The following table sets forth the location of each, its square footage and the principal function of each.


                                            APPROXIMATE
LOCATION                                    SQUARE FEET                FUNCTION
--------                                    -----------                --------
CORPORATE OFFICES
Boston, Massachusetts.....................        8,031        Corporate Headquarters

U.S. SAFETY PRODUCTS
Southbridge, Massachusetts................      295,000        Manufacturing/Administration
Indianapolis, Indiana(1)..................      220,564        Distribution/Customer Service
Indianapolis, Indiana.....................       81,540        Manufacturing
Chickasha, Oklahoma.......................       15,000        Manufacturing/Customer Service
Plymouth, Indiana.........................       10,224        Manufacturing/Customer Service

INTERNATIONAL SAFETY PRODUCTS
Poynton, England..........................       56,530        Manufacturing/Distribution/Customer Service
Varnamo, Sweden...........................      125,595        Manufacturing/Distribution/Customer Service
Mississauga, Ontario, Canada..............       28,850        Manufacturing/Customer Service
Ettlingen, Germany........................       45,000        Manufacturing/Distribution/Customer Service
Bognor Regis, England.....................        2,700        Customer Service
Paris, France.............................        1,894        Sales Office
Montreal, Quebec, Canada..................        1,800        Manufacturing/Customer Service
Barcelona, Spain..........................          (*)        Sales Office
Milan, Italy..............................          (*)        Sales Office

SPECIALTY COMPOSITES
Indianapolis, Indiana.....................      156,000        Manufacturing/Distribution
Newark, Delaware..........................       82,300        Manufacturing/Distribution
----------------

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

During fiscal 1997 the Company received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. The Company is defending this allegation vigorously and the matter is expected to go to trial in fiscal 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 1997, the Company held a special meeting of stockholders to act on and approve the Company's 1997 Stock Option Plan and to approve the selection of Arthur Andersen LLP as the Company's independent public accountants.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data for each of the two years in the period ended September 30, 1994 are derived from the combined financial statements of Cabot Safety Corporation, which have been audited by Coopers & Lybrand LLP, independent public accountants. The selected income statement data for the period ended July 11, 1995 are also derived from the combined financial statements of Cabot Safety Corporation, which have been audited by Arthur Andersen LLP, independent public accountants. The balance sheet data for July 11, 1995 is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. The selected historical financial data for the period ended September 30, 1995 and the years ended September 30, 1996 and 1997 are derived from the consolidated financial statements of Aearo Corporation and were also audited by Arthur Andersen LLP. The data should be read in conjunction with the combined and consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                AEARO CORPORATION

                             SELECTED FINANCIAL DATA
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)


                                      PREDECESSOR COMPANY                           SUCCESSOR COMPANY
                            -------------------------------------------  -----------------------------------------

                               YEAR ENDED SEPTEMBER 30,  PERIOD ENDED    PERIOD ENDED     YEAR ENDED SEPTEMBER 30,
                            ----------------------------   JULY 11,      SEPTEMBER 30,   -------------------------
                                  1993          1994        1995            1995             1996          1997
                            --------------------------------------------------------------------------------------

INCOME STATEMENT DATA:
Net Sales--
   Safety Products..............   $ 143.9   $  149.7      $ 129.6         $   40.0       $  205.2      $  249.6
   Speciality Composites........      25.7       28.6         25.1              7.9           38.3          36.2
                                   -------   --------      -------         --------       --------      --------
     Total net sales............     169.6      178.3        154.7             47.9          243.5         285.8
Cost of Sales...................      96.6       99.5         87.7             29.3(1)       133.6         163.5
                                   -------   --------      -------         --------       --------      --------
   Gross profit.................      73.0       78.8         67.0             18.6          109.9         122.3
Operating Expenses--
   Selling and administrative...      45.3       51.7         47.1(2)          13.1           73.6          87.0
   Research and technical service      2.3        2.7          2.3              0.6            3.2           5.1
   Amortization expense.........       5.7        5.6          4.3              0.8            5.6           7.0
   Other charges (income), net..       0.1         --         (0.2)             0.1            0.3           2.5
                                   -------   --------      -------         --------       --------      --------
     Operating income...........      19.6       18.8         13.5              4.0           27.2          20.7
Interest expense, net...........       4.8        5.8          5.7              4.1           20.7          26.7
                                   -------   --------      -------         --------       --------      --------
   Income (loss) before income
    taxes and cumulative effect
    of accounting change........      14.8       13.0          7.8             (0.1)           6.5          (6.0)
Provision for income taxes......       5.7        5.0          3.0              0.5            4.3           0.9
                                   -------   --------      -------         --------       --------      --------
   Income (loss) before
    cumulative effect of
    accounting change...........       9.1        8.0          4.8            (0.6)            2.2          (6.9)
Cumulative effect of
 accounting change..............        .3         --           --               --             --            --
                                   -------   --------      -------         --------       --------      --------
Net income (loss)...............   $   9.4   $    8.0      $   4.8         $  (0.6)       $    2.2      $   (6.9)
                                   =======   ========      =======         =======        ========      ========
Preferred stock dividend
 accrued........................                                                1.3            6.2           7.1
Earnings (loss) applicable to
 common shareholders............                                               (1.9)          (4.0)        (14.0)
Earnings (loss) per common
 share..........................                                           $ (18.67)      $ (40.58)     $(142.77)

OTHER DATA:
EBITDA(3).......................   $  31.0   $   30.6      $  22.9         $    6.1       $   39.7      $   37.8
Depreciation and amortization...      11.8       11.7          9.2              2.1           13.9          18.6
Capital expenditures............       9.0        4.5         10.4              2.7            9.2           8.9
Ratio of earnings to fixed
 charges(4).....................       3.4        2.8          2.2               --            1.3            --

BALANCE SHEET DATA (AT
 PERIOD-END):
Total assets....................   $ 163.4   $  171.2      $ 177.5         $  218.3       $  338.4      $  310.9
Long-term debt (including
 current portion)...............      82.4       76.9         78.4            152.3          250.3         244.7
Stockholders' equity............      51.0       35.2         40.1             32.0           34.8          20.0


                                AEARO CORPORATION

NOTES TO SELECTED FINANCIAL DATA:

(1) For the period ended September 30, 1995, includes a $3.6 million charge related to allocation of purchase price to inventory.

(2) For the period ended July 11, 1995, includes a $1.1 million charge related to termination of the Old Cabot Safety Corporation stock option plan and a $0.8 million charge related to a provision for potential value-added tax penalties by the Company's French subsidiary.

(3) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

(4) Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs) and a portion of rental expense assumed to represent interest. Earnings for the period ended September 30, 1995 and the year ended September 30, 1997 were inadequate to cover fixed charges by $0.2 million and $6.0 million, respectively.

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

The Company experienced a decline in profitability in fiscal 1993 and the early part of fiscal 1994 following the combination of the E-A-R Division and the AOSafety Division. While the combination resulted in a larger company with broader product offerings, giving E-A-R distributors access to AOSafety products and vice versa, it resulted in some long-standing relationships among the Company, distributors and end-users being undermined. In addition, as part of the combination the Company reduced its sales force while expanding the product line, which resulted in decreased distribution focus and support of the Company's products by distributors. During the late 1980s the Company had also suffered from a prolonged lack of investment in product innovation and development. Because end-users are relatively slow to switch products or brands, the combined effect of the deteriorating distributor relations and the lack of new products did not adversely affect financial results in fiscal 1991 and 1992. However, the combined effect of such problems, coinciding with the introduction of new products by competitors, began to result in some loss of market share in fiscal 1992. In an effort to retain market share, the Company began to offer price promotions and reduced the prices of several products. While this aided financial performance in fiscal 1992, it largely did so at the expense of fiscal 1993 results by pulling business forward. The reduction in pricing, however, did not stem the market share erosion, as many end-users are more interested in product performance and increased safety compliance than they are in discounted prices. Operating profit in fiscal 1993 and the first half of fiscal 1994 was also negatively affected by the costs of consolidating the prescription eyewear manufacturing facilities in the U.S. from six locations to two and consolidating the Company's other manufacturing facilities at its Southbridge, Massachusetts location.

The Company's current senior management team was installed in mid-1994 to address operational issues that had adversely affected the Company's sales and profitability. Management focused on four primary areas: (i) strengthening relationships with distributors and product end-users, (ii) increasing the Company's participation in projected high-growth markets, such as the consumer/DIY and catalog supply markets and the emerging international markets of Latin America and the Pacific Rim, (iii) expanding product innovation and development efforts and (iv) pursuing acquisitions. These initiatives were largely successful in fiscal 1996. In addition, the Company completed the acquisitions of Peltor and Eastern in fiscal 1996. Each of these acquisitions were key contributions to the Company's overall strategy.

In the latter part of fiscal 1996, the Company undertook efforts to implement a new management information system, integrate the Peltor and Eastern acquisitions, and change the manufacturing orientation at its Southbridge, Massachusetts facility towards cellular manufacturing. Difficulties associated with the systems conversion as well as the other initiatives resulted in problems with production planning and control, shipping and distribution, and overall customer service. Throughout most of fiscal 1997 the Company spent significant sums in order to mitigate the effects of these problems on its customer base. As the year progressed, the Company realized improvements in service levels as well as a return towards historic levels of profitability. Management believes the efforts undertaken over the last fiscal year will eventually lead to improved service levels and improvements in profitability in future periods.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Company's combined statements of income expressed as a percentage of net sales.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                  1995           1996           1997
                                                                -----------   ------------   --------
Net sales:
   Safety Products..........................................      83.7%          84.3%          87.3%
   Speciality Composites....................................      16.3           15.7           12.7
                                                                 -----          -----          -----
     Total net sales........................................     100.0          100.0          100.0
   Cost of sales............................................      56.0(1)        54.5(3)        57.2
                                                                 -----          -----          -----
   Gross profit.............................................      44.0(1)        45.5(3)        42.8
   Selling and administrative...............................      28.8(2)        29.9(4)        30.4
   Research and technical service...........................       1.4            1.3            1.8
   Amortization expense.....................................       2.5            2.3            2.5
   Other charges (income), net..............................      (0.1)           0.1            0.9
                                                                 -----          -----          -----
     Operating income.......................................      11.4%(1)(2)    11.9%(3)(4)     7.2%
                                                                 =====          =====          =====

----------

(1) Excludes $3.6 million charged to cost of sales as a result of purchase price allocated to acquired inventory. This amount was recorded in cost of sales as the acquired inventory was sold during the period ended September 30, 1995.

(2) Excludes $1.1 million charged to selling and administrative expense for the termination of the Old Cabot Safety Corporation stock option plan and $0.8 million charged to selling and administrative expense attributable to penalties incurred by the Company's French subsidiary relative to delinquent value added tax payments.

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

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES. Net sales in the year ended September 30, 1997 increased 17.4% to $285.8 million from $243.5 million in the year ended September 30, 1996. The increase in net sales was primarily due to the acquisitions of Peltor and Eastern which were only included for four months of fiscal 1996 and nine months of fiscal 1996, respectively, as well as internal growth at Safety Products. Safety Products net sales increased 21.6% from $205.2 million to $249.6 million. Of this $44.4 million increase, the acquisitions of Peltor and Eastern contributed $28.6 million and $3.0 million respectively, and $12.8 million was from internal growth. There was growth in net sales of eye & face products due to increased volumes and successful new products, as well as in hearing protection due to increased volumes, a portion of which was due to larger purchases from the U.S. military in order to increase inventories. Comparisons to last year were particularly strong in the fourth fiscal quarter when sales at Safety Products increased by 14.1% as the Company continued to improve service levels and overcome the difficulties triggered by the conversion to a new management information system in the fourth quarter of last year. Net Sales in last year's fourth quarter were hampered by the conversion to the new management information system. The conversion effort resulted in inaccurate production planning, backorders and missed shipments particularly in eye & face products manufactured at the Company's Southbridge, Massachusetts facility. Specialty Composites net sales decreased 5.5% from $38.3 million to $36.2 million. This decrease was largely due to the impact of a $2.3 million shipment related to the Sea Wolf Submarine in the year ended September 30, 1996 and, to a lesser extent, softness in the Class 8 truck market.

GROSS PROFIT. Gross profit in the year ended September 30, 1997 increased 11.3% to $122.3 million from $109.9 million in the year ended September 30, 1996. Excluding the $1.0 million negative effect of purchase accounting for the Peltor acquisition in fiscal 1996, gross profit would have increased 10.3% from an adjusted gross profit of $110.9 million. The increase was primarily due to the acquisitions of Peltor and Eastern which were partially offset by higher costs in the Southbridge, Massachusetts manufacturing facility and, to a lesser extent, the Indianapolis, Indiana central packaging operation in the first quarter. These costs included temporary labor, overtime and excess material usage and were significantly increased by efforts to correct difficulties associated with the conversion to the new management information system as well as changes in manufacturing. Gross profit as a percentage of sales in the year ended September 30, 1997 was 42.8% as compared to gross profit as a percentage of sales, on an adjusted basis, of 45.6% in the year ended September 30, 1996. The percentage decrease was primarily due to the increased costs at the Southbridge, Massachusetts facility. Gross profit as a percentage of sales increased towards historical levels in the second half of the year as improvements in operations were realized.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 1997 increased 18.2% to $87.0 million from $73.6 million in the year ended September 30, 1996. Of this increase, approximately $5.0 million was due to the acquisitions of Peltor and Eastern. Of the remaining increase, approximately $2.5 million was due to higher distribution expenses. These expenses include higher freight charges as well as excess labor costs associated with a higher level of backorders and partial shipments as well as a higher level of product returns. In addition, the Company incurred higher costs in customer service in order to mitigate operational difficulties relating to the new management information system. Also there were higher sales and marketing expenses from the Company's growth initiatives which were partially offset by reductions in management and employee incentive accruals. Selling and administrative expenses as a percentage of net sales were 30.5% in fiscal 1997 compared to 30.2% in fiscal 1996. Excluding the $0.8 million of costs of an abandoned equity offering in fiscal 1996, such percentage would have been 29.9%.

RESEARCH AND TECHNICAL EXPENSES. Research and technical expenses in the year ended September 30, 1997 increased 54.5% to $5.1 million from $3.3 million in the year ended September 30, 1996. The increase was primarily due to the acquisition of Peltor which spends proportionately more on research and technical services because there is a more significant technical component to this product line.

AMORTIZATION EXPENSE. Amortization expense in the year ended September 30, 1997 increased to $7.0 million from $5.6 million in the year ended September 30, 1996 as a result of purchase accounting for the acquisitions of Peltor and Eastern.

OTHER CHARGES (INCOME), NET. Other charges increased to $2.5 million in the year ended September 30, 1997 from $0.3 million in the year ended September 30,1996. Approximately $1.7 million of this increase was due to foreign exchange losses primarily during the first three fiscal quarters. During the fourth quarter the Company initiated the use of forward contracts to mitigate the effects of changes in foreign currency rates on profitability. This program has been successful in significantly reducing these effects. The remaining charges relate to the abandonment of two automation-related capital projects totaling approximately $0.5 million at the Company's Indianapolis, Indiana Safety Products manufacturing facility.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income in the year ended September 30, 1997 decreased 23.9% to $20.7 million from $27.2 million in the year ended September 30, 1996.

INTEREST EXPENSE, NET. As a result of the increased borrowings to finance the acquisitions of Peltor and Eastern, interest expense, net in the year ended September 30, 1997 increased 29.0% to $26.7 million from $20.7 million in the year ended September 30, 1996.

PROVISION FOR INCOME TAXES. The provision for income taxes in the year ended September 30, 1997 was $0.9 million. The Company's subsidiaries have taxable income in foreign jurisdictions, but a loss for income tax purposes in the U.S. In the results for the year ended September 30, 1997 the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

NET INCOME (LOSS). As a result of the decrease in operating income as well as the higher interest expense the Company incurred a net loss of $6.9 million for the year ended September 30, 1997 as compared to net income of $2.2 million for the year ended September 30, 1996.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. EBITDA for the year ended September 30, 1997 was $37.8 million as compared to $39.7 million for the year ended September 30, 1996. This decrease was due to fact that the contribution from the acquisitions of Peltor and Eastern were more than offset by the combined effects of higher costs in the Company's Southbridge, Massachusetts manufacturing facility, higher selling and administrative costs and the foreign exchange losses. EBITDA as a percentage of sales declined from 15.7% to 13.2% due to the decreased profitability in the first three fiscal quarters of fiscal 1997. In the fourth fiscal quarter of 1997 EBITDA was $12.2 million or 16.3% of sales as compared to $10.4 million or 16.3% of sales in the fourth fiscal quarter of fiscal 1996. This increase was due to the favorable effect of higher volume in the period as well as improvements in profitability.

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES. Net sales in the year ended September 30, 1996 increased 20.2% to $243.5 million from $202.6 million in the year ended September 30, 1995. The increase in net sales was due to the acquisition of Peltor and Eastern as well as internal growth at Safety Products and Specialty Composites. Safety Products net sales increased 20.9% from $169.7 million to $205.2 million. Of this $35.5 million increase, $12.8 million resulted from owning Peltor for four months, $10.9 million resulted from owning Eastern for nine months, and $11.8 million was from internal growth. There was growth in revenue of hearing products due to better realized prices and new products, in eye and face products due to increased volumes and new products, and in prescription safety eyewear as a result of higher volume from new accounts. Growth in the fourth quarter of fiscal 1996 was hampered by the conversion to a new management information system. The conversion effort resulted in inaccurate production planning, backorders and missed shipments, particularly in eye and face products manufactured at the Company's Southbridge, Massachusetts facility. Specialty Composites net sales increased 16.3% from $32.9 million to $38.3 million. This increase was due to a $2.3 million contract in December of 1995 to supply materials for the Sea Wolf submarine and growth in sales to the transportation markets.

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

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 1996 increased 22.1% to $73.6 million from $60.3 million in the year ended September 30, 1995. In the year ended September 30, 1996, the Company incurred $0.8 million of costs associated with the abandoned efforts at an initial public offering (IPO). Excluding these costs, as well as $1.1 million in costs in fiscal 1995 related to the termination of the old Cabot Safety Corporation stock option plan and a $0.8 million charge relating to a provision for penalties by the Company's French subsidiary, selling and administrative expenses would have increased 24.7% to $72.8 million from an adjusted $58.4 million in fiscal 1995. Such expenses as a percentage of net sales would have been 29.8% as compared to 28.8% in fiscal 1995. The increase in expenses is partially attributable to higher selling expenses from the Company's expanded sales programs, higher distribution and administrative expenses during the fourth quarter as a result of partial shipments and back orders and the direct costs incurred in absorbing the conversion to a new management information system.

RESEARCH AND TECHNICAL EXPENSES. Research and technical expenses in the year ended September 30, 1996 increased 15.1% to $3.3 million from $2.8 million in the year ended September 30, 1995. The increase was the result of the acquisition of Peltor as well as increased expenses for product development.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income in the year ended September 30, 1996 increased 55.6% to $27.2 million from $17.5 million in the year ended September 30, 1995. Excluding the inventory charges related to purchase accounting as well as the costs of the abandoned IPO effort in fiscal 1996, and the costs of the Old Cabot Safety Corporation stock option plan and charges related to the French subsidiary in fiscal 1995, operating income would have been $29.0 million in the year ended September 30, 1996 and $23.0 million in the year ended September 30, 1995 representing an increase of 26.2%.

INTEREST EXPENSE, NET. Interest expense, net is not comparable with prior periods as a result of the financing related to the Formation Acquisition and the Peltor acquisition. Interest expense, net in the year ended September 30, 1996 was $20.7 million.

PROVISION FOR INCOME TAXES. The provision for income taxes in the year ended September 30, 1996 was $4.3 million or 66.2% of income before provision for income taxes. Such rate was higher than the Company's normalized rate of 40% as the interest expense on the borrowings for the Peltor acquisition could not be used to offset income taxes in Sweden until after September 30, 1996.

NET INCOME (LOSS). The increase in interest expense and the higher tax provision resulted in a 48.1% decrease in net income to $2.2 million from $4.2 million.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. EBITDA for the year ended September 30, 1996 was $39.7 million as compared to $29.0 million for the year ended September 30, 1995. Excluding the inventory charges related to purchase accounting as well as the costs of the abandoned IPO effort in fiscal 1996, and the costs of the Old Cabot Safety Corporation stock option plan and charges related to the French subsidiary in fiscal 1995, EBITDA would have been $41.5 million in the year ended September 30, 1996 and $34.5 million in the year ended September 30, 1995. This increase was due to the contribution of the Peltor and Eastern acquisitions, as well as internal sales growth, but dampened somewhat by the additional costs incurred in absorbing the conversion to the new management information system.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor AB, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company estimates that these exchange rate changes had the effect of decreasing operating profit by $2.1 million in the year ended September 30, 1997 compared to $0.3 million in the year ended September 30, 1996.

EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies aggregating $140.0 million (the Term Loans) and (ii) a Revolving Credit Facility providing for up to $25.0 million (the Senior Bank Facilities).

Maturities under the Company's Term Loans are: $10.6 million in fiscal 1998, $12.9 million in fiscal 1999, $15.9 million in fiscal 2000, $20.6 million in fiscal 2001, $34.4 million in fiscal 2002 and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $8.9 million for capital expenditures for the year ended September 30, 1997 as compared to $9.3 million for capital expenditures for the year ended September 30, 1996 and $13.2 million for the year ended September 30, 1995. Included in the capital expenditures over the past three years was an aggregate of $5.4 million for a casting line at the Newark, Delaware facility and $8.0 million for a worldwide management information system. The Company's capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the year ended September 30, 1997 totaled $9.1 million as compared to $4.5 million for the year ended September 30, 1996. The increase was due to comparative improvements in accounts receivables collections of $4.0 million and a reduction in inventories of $3.8 million in fiscal 1997 compared to an increase of $3.8 million in fiscal 1996. The Company realized improvements in working capital as shipping and billing accuracy improved and as inventory management and accuracy improved throughout the second half of fiscal 1997. These improvements were offset by a deterioration in operating profitability mainly in the early part of fiscal 1997. In fiscal 1995, the Company's net cash provided by operating activities totaled $24.9 million.

Net cash used by investing activities was $8.3 million for the year ended September 30, 1997 as compared to $96.4 million for the year ended September 30, 1996 and $16.2 million (excluding the Formation Acquisition) in the year ended September 30, 1995. Net cash used by investing activities consisted of $8.9 million of capital expenditures in the year ended September 30, 1997 as compared to $9.2 million in the year ended September 30, 1996. In the current period, the most significant expenditures were to support the introduction of the Company's new Fectoids eyewear product. Offsetting the spending in the year ended September 30, 1997 was $0.8 million in proceeds from the sale of the Rhode Island facility of Peltor as those operations were consolidated into the Company's Southbridge, Massachusetts and Indianapolis, Indiana facilities. In the year ended September 30, 1996, excluding the $83.6 million invested in the Peltor acquisition, the $6.6 million invested in the Eastern acquisition and the escrow for the Eastern acquisition, net cash used by investing activities would have been $9.3 million.

Net cash used by financing activities for the year ended September 30, 1997 was $4.2 million as repayment of term loans of $8.3 million and repayment of other long term debt of $0.8 million were partially offset by increased borrowings under the revolving credit facility of $5.2 million. Net cash provided by financing activities for the year ended September 30, 1996 was $95.5 million as compared to $164.5 million in the year ended September 30, 1995. In fiscal 1996 net cash provided by financing activities consisted primarily of proceeds from the amended and restated senior bank facility which were used to finance the acquisitions of Peltor and Eastern. In fiscal 1995 the primary activity was the financing of the Formation Acquisition. The Formation Acquisition was financed by the issuance of common and preferred stock totaling $32.5 million, the issuance of the Notes totaling $100.0 million, borrowing of $45.0 million in Term Loans, as well as borrowings of $3.1 million under the Senior Bank Facilities. The financings totaled $180.6 million and were used to finance the cash paid for Cabot Safety Corporation of $169.2 million as well as financing costs of $11.4 million. Excluding these amounts, net cash used by financing activities would have been $4.6 million for the year ended September 30, 1995 as compared to $13.6 million for the year ended September 30, 1994. This decrease was due to the increase in net cash used by investing activities.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. At September 30, 1997 the Company had borrowed $10.2 million under the revolving credit facility. Throughout most of fiscal 1997, borrowing levels remained high until the difficulties associated with the conversion to the new management information system were largely resolved and the improvements in production planning were beginning to be realized. Management believes that improvements will continue to be realized during the next fiscal year. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

The Company's ability to borrow is limited by covenants in the senior bank facilities and the Notes. In April, 1997, the Company amended its credit agreement with its syndicate of lenders with respect to the financial covenants applicable to periods ending on and after June 30, 1997. The revised covenants reflect the reduced profitability that the Company has been experiencing due to the operating difficulties which have been triggered by the new management information system. The amendment also provides the Company with the ability to simplify its corporate structure in Europe in order to proceed with the further integration of Peltor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (1) Index to Financial Statements


                                                                                  PAGE
                                                                                  ----
Reports of Independent Public Accountants-- Arthur Andersen LLP.................   22
Balance Sheets -- September 30, 1996 and 1997...................................   24
Statements of Operations-- Period ended  July 11, 1995, Period ended
  September 30, 1995  and Years ended September 30, 1996 and 1997...............   25
Statements of Stockholders' Equity -- Period ended July 11, 1995, Period
  ended September 30, 1995 and Years ended September 30, 1996 and 1997..........   26
Statements of Cash Flows -- Period ended July 11, 1995, Period ended
  September 30, 1995 and Years ended September 30, 1996 and 1997................   27
Notes to Financial Statements...................................................   28
Valuation and Qualifying Accounts -- Period ended July 11, 1995, Period ended
September 30, 1995 and years ended September 30, 1996 and 1997..................   67


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Aearo Corporation:

We have audited the accompanying consolidated balance sheets of Aearo Corporation and subsidiaries (a Delaware corporation) as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, and for the period ended September 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the accompanying financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 14, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Aearo Company:

We have audited the accompanying combined statement of operations, stockholders' equity and cash flows of Aearo Company, formerly Cabot Safety Corporation (the "Predecessor") for the period October 1, 1994 through July 11, 1995, inclusive. These combined financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the period October 1, 1994 through July 11, 1995, inclusive, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the accompanying financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP


Boston, Massachusetts
December 29, 1995

                                AEARO CORPORATION

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                                              SEPTEMBER 30,
                                                                     ---------------------------
                                                                       1996               1997
                                                                     --------           --------

Current Assets:

  Cash and cash equivalents..............................            $  8,540           $  5,476

  Accounts receivable (net of reserve for doubtful accounts of         45,890             45,876
     $1,301 and $1,200 in 1997 and 1996, respectively)...

  Inventories............................................              41,164             36,693
  Deferred and prepaid expenses..........................               2,748              3,397
                                                                     --------           --------
          Total current assets...........................              98,342             91,442
                                                                     --------           --------

Property, Plant and Equipment, net.......................              68,712             64,948
Intangible Assets, net...................................             161,940            146,906
Other Assets.............................................               9,442              7,580
                                                                     --------           --------
          Total assets...................................            $338,436           $310,876
                                                                     ========           ========


Current Liabilities:

  Current portion of long-term debt......................            $  8,767           $ 10,937
  Accounts payable and accrued liabilities...............              40,348             36,186
  Accrued interest.......................................               3,779              3,769
  U.S. and foreign income taxes..........................               5,713              2,734

          Total current liabilities......................              58,607             53,626
                                                                     --------           --------
Long-term Debt...........................................             241,520            233,729
Deferred Income Taxes....................................                 697                883
Other Liabilities........................................               2,811              2,688



Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value --
     Authorized -- 200,000 shares
     Issued and outstanding-- 45,000 shares..............                  --                 --

  Common stock, $.01 par value --
     Authorized -- 200,000 shares
     Issued and outstanding-- 96,810 and 99,350 shares in 1997              1                  1
     and 1996, respectively..............................
  Additional paid-in capital.............................              32,640             32,476
  Retained earnings (deficit)............................               1,607             (5,269)
  Cumulative foreign currency translation adjustments....                 553             (7,258)
                                                                     --------           ---------
          Total stockholders' equity.....................              34,801             19,950
                                                                     --------           --------
          Total liabilities and stockholders' equity.....            $338,436           $310,876
                                                                     ========           ========

   The accompanying notes are an integral part of these financial statements.

                               AEARO CORPORATION

                            STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                        PREDECESSOR
                                         COMPANY                    SUCCESSOR COMPANY
                                     -----------------   ---------------------------------------------
                                     PERIOD ENDED    PERIOD ENDED      YEAR ENDED       YEAR ENDED
                                       JULY 11,      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                         1995            1995             1996             1997
                                       -------------------------------------------------------------

Net Sales...........................   $154,712        $ 47,900          $243,459          $285,783
Cost of Sales (Note 3)..............     87,674          29,319           133,551           163,460
                                       --------        --------          --------          --------
   Gross profit.....................     67,038          18,581           109,908           122,323
Selling and Administrative..........     47,149          13,146            73,614            87,036
Research and Technical Services.....      2,273             551             3,250             5,119
Amortization Expense................      4,361             838             5,563             6,957
Other Charges (Income), net.........       (233)             70               301             2,505
                                       --------        --------          --------          --------
   Operating income.................     13,488           3,976            27,180            20,706
Interest Expense, net...............      5,673           4,135            20,703            26,665
                                       --------        --------          --------          --------
   Income (loss) before provision
    for income taxes................      7,815            (159)            6,477            (5,959)
Provision for Income Taxes..........      3,009             425             4,286               917
                                       --------        --------          --------          --------
   Net income (loss)................   $  4,806            (584)            2,191            (6,876)
                                       ========
Preferred Stock Dividend
 Accrued............................                      1,283             6,248             7,112
                                                       --------          --------          --------
Loss applicable to Common
 Shareholders.......................                   $ (1,867)          $(4,057)         $(13,988)
                                                       ========           =======          ========
Loss per Common Share...............                   $ (18.67)          $(40.58)         $(142.77)
                                                       ========           =======          ========
Weighted average Common
 Shares outstanding.................                    100,000            99,980            97,979
                                                       ========           =======          ========

   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                         CUMULATIVE
                                                                                                          FOREIGN
                                      PREFERRED STOCK        COMMON STOCK       ADDITIONAL                CURRENCY
                                     -----------------      ---------------      PAID-IN    RETAINED    TRANSLATION
                                     SHARES     AMOUNT      SHARES   AMOUNT      CAPITAL    EARNINGS    ADJUSTMENTS    TOTAL
                                     ------     ------      ------   ------      -------    --------    -----------    -----

PREDECESSOR COMPANY

Balance, September 30, 1994.....                $    --      9,500    $   1       $ 21,228    $18,249      $(4,274)   $35,204

   Foreign currency translation
     adjustments................                     --         --       --             --         --           75         75

   Net income...................                     --         --       --             --      4,806           --      4,806
                                                -------    -------    -----       --------    -------      -------    -------

Balance, July 11, 1995..........                $    --      9,500    $   1       $ 21,228    $23,055      $(4,199)   $40,085
                                                =======    =======    =====       ========    =======      =======    =======

SUCCESSOR COMPANY

   Issuance of common and
     preferred stock in
     connection with
     acquisition, net...........      45,000    $    --    100,000    $   1       $ 32,530    $    --      $    --    $32,531
   Foreign currency translation
     adjustments................          --         --         --       --             --         --            7          7

   Net loss.....................          --         --         --       --             --       (584)          --       (584)
                                      ------    -------    -------    -----       --------    -------      -------    -------

Balance, September 30, 1995.....      45,000         --    100,000        1         32,530       (584)           7     31,954

   Repayment of shareholders
     notes......................          --         --         --       --            260         --           --        260
   Repurchase of common stock,
     net........................          --         --       (650)      --           (150)        --           --       (150)
   Foreign currency translation
     adjustment.................          --         --         --       --             --         --          546        546

   Net income...................          --         --         --       --             --      2,191           --      2,191
                                      ------    -------    -------    -----       --------    -------      -------    -------

Balance, September 30, 1996.....      45,000         --     99,350        1         32,640      1,607          553     34,801

   Repayment of shareholders
     notes......................          --         --         --       --            258         --           --        258
   Repurchase of common
     stock, net.................          --         --     (2,540)      --           (422)        --           --       (422)
   Foreign currency translation
     adjustment.................          --         --         --       --             --         --       (7,811)    (7,811)

   Net loss.....................          --         --         --       --             --     (6,876)          --     (6,876)
                                      ------    -------    -------    -----       --------    -------      -------    -------

Balance, September 30, 1997.....      45,000    $    --     96,810    $   1       $ 32,476    $(5,269)     $(7,258)   $19,950
                                      ======    =======    =======    =====       ========    =======      =======    =======


   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                  PREDECESSOR
                                                   COMPANY                      SUCCESSOR COMPANY
                                                 ------------     -------------------------------------------------
                                                 PERIOD ENDED     PERIOD ENDED      YEAR ENDED        YEAR ENDED
                                                   JULY 11,       SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                    1995              1995             1996              1997
                                                 ------------     -------------    -------------   ----------------

Cash Flows from Operating Activities:
   Net income (loss)................              $  4,806         $    (584)        $  2,191           $(6,876)
   Adjustments to reconcile net income (loss)
     to cash provided by operating activities--
     Depreciation...................                 4,855             1,247            6,908             9,773
     Amortization...................                 4,361             1,117            7,028             8,858
     Deferred income taxes..........                 1,851                --               --               109
     Other, net.....................                   160               (27)             423               517
   Changes in assets and liabilities--
     Accounts receivable............                  (410)           (1,523)          (4,431)             (479)
     Inventory......................                   903             4,190           (3,748)            3,787
     Accounts payable and accruals..                   991             7,229           (3,040)            (3325)
     Other, net.....................                (3,610)             (640)            (855)           (3,296)
                                                  --------         ---------         --------           -------
        Net cash provided by operating activities   13,907            11,009            4,476             9.068
                                                  --------         ---------         --------           -------
Cash Flows from Investing Activities:
   Cash paid for Cabot Safety Corporation               --          (169,200)              --                --
   Cash paid for Peltor AB and Eastern                  --                --          (90,204)               --
   Eastern escrow deposit...........                    --            (3,000)           3,000                --
   Purchase of Shoplyne assets......                    --                --               --              (242)
   Additions to property, plant and equipment      (10,448)           (2,719)          (9,249)            (8901)
   Proceeds provided by disposals of
     property, plant and equipment..                     4                --               26               818
                                                  --------         ---------         --------           -------
       Net cash used by investing
        activities..................               (10,444)         (174,919)         (96,427)           (8,325)
                                                  --------         ---------         --------           -------
Cash Flows from Financing Activities:
   Issuance of common and preferred stock
     in connection with acquisition, net                --            32,531               --                --
   Proceeds from sale of notes......                    --           100,000               --                --
   Repurchase of common stock, net..                    --                --             (150)             (422)
   Repayment of shareholder notes...                    --                --              260               258
   Proceeds from term loans.........                    --            45,000               --                --
   Proceeds from Amended and Restated
     Senior Bank Facilities, net....                    --                --           94,311                --
   Proceeds from revolving credit facility, net         --             3,800            1,250             5,150
   Payment of financing costs.......                    --           (11,382)              --                --
   Repayment of term loans..........                    --            (1,249)              --            (8,339)
   Repayment of external long-term debt               (122)             (109)            (218)             (840)
   Increase in note payable to
     Cabot Corporation, net.........                 1,412                --               --                --
   Increase in intercompany receivables, net        (5,381)               --               --                --
                                                  --------         ---------         --------           -------
        Net cash (used) provided
          by financing activities...                (4,091)          168,591           95,453            (4,189)
                                                  --------         ---------         --------           -------
Effect of Exchange Rate Changes on Cash                 78                26              331               382
                                                  --------         ---------         --------           -------
Increase (Decrease) in Cash and Cash Equivalents      (550)            4,707            3,883            (3,064)
Cash and Cash Equivalents, beginning of period       2,020                --            4,707             8,540
                                                  --------         ---------         --------           -------
Cash and Cash Equivalents, end of period          $  1,470         $   4,707         $  8,540           $ 5,476
                                                  ========         =========         ========           =======
Noncash Investing and Financing Activities:
   Capital lease obligations........              $    128         $      --         $     --           $    --
                                                  ========         =========         ========           =======
Cash Paid for:
   Interest.........................              $  1,734         $     794         $ 18,879           $22,316
                                                  ========         =========         ========           =======
   Income taxes.....................              $  2,265         $      37         $  1,138           $ 3,345
                                                  ========         =========         ========           =======

   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

(1)  BASIS OF PRESENTATION

For periods prior to July 11, 1995, the accompanying financial statements represent the combined results and financial position of Aearo Company (formerly Cabot Safety Corporation) and certain affiliates (the Predecessor) all of which were wholly owned by Cabot Corporation (Cabot). On July 11, 1995, Cabot sold substantially all of the assets and certain liabilities of the Predecessor to Aearo Corporation (formerly Cabot Safety Holdings, Inc.) as described in Note 3 (Formation Acquisition). Financial statements for periods subsequent to July 11, 1995 represent the consolidated financial statements of Aearo Corporation and subsidiaries (the Successor). References to the Company refer to the Predecessor prior to the Formation Acquisition and the Successor post acquisition.

Separate financial statements of Aearo Company are not presented because they do not provide any additional information from what is presented in the financial statements of Aearo Corporation that would be meaningful to the holders of the senior subordinated notes (see Note 9).

(2)  ORGANIZATION

The Company manufactures and sells personal safety equipment, as well as energy-absorbing, vibration-damping and impact-absorbing products for industrial noise control and environment enhancement. Included in personal safety equipment are hearing protection, safety eyewear and respiratory equipment.

(3)  FORMATION ACQUISITION AND FINANCING

Aearo Corporation was formed by Vestar Equity Partners, L.P. (Vestar) in June 1995 to effect the acquisition of substantially all of the assets and liabilities of the Predecessor (the Formation Acquisition). The Predecessor was wholly owned by Cabot prior to the Formation Acquisition. The Formation Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of the Predecessor for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation, as more fully described in Note 14. Aearo Corporation immediately contributed the acquired assets and liabilities to Aearo Company, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated June 13, 1995. Aearo Corporation has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of Aearo Company.

                                AEARO CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1997

The total financing related to the Formation Acquisition was $217.5 million (including transaction fees and expenses of $11.2 million), including the assumption of certain debt. A summary of the Formation Acquisition financing is as follows (dollars in millions):



     Implied fair value of equity issued(a)................... $ 65.0

     Issuance of stockholder loans............................   (0.9)

     Borrowings under revolving credit facility...............    2.5

     Borrowings under term loans..............................   45.0

     Borrowings under notes...................................  100.0

     Assumed debt.............................................    4.8

     Closing adjustment paid to Cabot.........................    1.1
                                                               ------

                                                               $217.5
                                                               ======

----------

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

                                AEARO CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1997

The allocation of the $206.1 million purchase price plus $2.1 million of direct acquisition costs is summarized as follows (dollars in millions):




Cash paid to Cabot............................................................... $169.2
Debt assumed.....................................................................    4.8
Closing adjustment paid to Cabot.................................................    1.1
Fair value of 42.5% equity interest in Holdings issued to Cabot..................   31.0
                                                                                  ------
          Total..................................................................  206.1

Direct acquisition costs.........................................................    2.1
                                                                                  ------
          Total consideration and direct acquisition costs.......................  208.2
Predecessor historical cost of net assets acquired...............................  134.0
                                                                                  ------
          Excess of consideration paid over predecessor historical cost..........   74.2
Less -- Adjustment to reflect predecessor basis for the 42.5% equity
  interest retained by Cabot.....................................................   31.5
                                                                                  ------
          Fair market value step up..............................................   42.7
Debt issuance costs..............................................................    9.3
                                                                                  ------
          Net adjustment......................................................... $ 52.0
                                                                                  ======
Allocation of net adjustment --
  Inventories.................................................................... $  3.6
  Property, plant and equipment, net.............................................   13.6
  Intangible assets..............................................................   31.7
  Deferred charges...............................................................    9.3
  Liabilities and other..........................................................   (6.2)
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

       PRINCIPLES OF COMBINATION AND CONSOLIDATION

The combined financial statements of the Company for the period from October 1, 1994 through July 11, 1995 include Aearo Company and the results of certain affiliates of the Company whose operations are partially or exclusively related to the business of the Company. All significant transactions and balances between affiliates have been eliminated. Transactions with Cabot and its subsidiaries are reflected as intercompany balances.

The consolidated financial statements of the Company as of and for the years ended September 30, 1997 and 1996 and the period from July 12, 1995 through September 30, 1995 include the accounts of Aearo Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997


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

      REVENUE RECOGNITION

The Company generally recognizes revenue upon shipment of its products to customers.

      CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all time deposits and short-term investments with an original maturity of three months or less at time of purchase to be cash equivalents.

      FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated at year-end exchange rates. Revenues and expenses are translated at the average rate during the year. Translation gains and losses are reflected as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income. For the periods ended July 11, 1995 and September 30, 1995 and the years ended September 30, 1996 and 1997, the accompanying statements of operations include approximately ($448,000), $60,000, $286,000 and $2,101,000, respectively, of transaction (gains) and losses.
 During the fourth quarter of fiscal 1997, the Company initiated the use of forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability, which has to date been successful in significantly reducing such effects.

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

Property, plant and equipment and their estimated useful lives consist of the following:



  ASSET CLASSIFICATION                                ESTIMATED USEFUL LIFE
  --------------------                                ---------------------

Buildings                                                 25--40 Years

Leasehold improvements                              Life of the lease or useful

                                                    life, whichever is shorter

Machinery and equipment, furniture and fixtures            3--10 Years

Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the financial statements, and any resultant gain or loss is recognized.

                                AEARO CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1997

      INCOME TAXES

For the year ended September 30, 1997, as in the year ended September 30, 1996 and the period ended September 30, 1995, the Company will file a consolidated federal income tax return. The Company filed a consolidated federal income tax return with Cabot for the period ended July 11, 1995. The provision for federal income taxes reflected in these financial statements for which the Company filed consolidated returns with Cabot have been determined as if the Company filed a separate federal income tax return.

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

The Company accounts for long-lived and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At September 30, 1997, no such impairment of assets was indicated.

A summary of the estimated lives by major category of intangible assets at September 30, 1997 is as follows:

Goodwill...................................               25 Years

Patents....................................               17 Years

Non-compete agreements.....................  Life of agreements (up to 5 years)

Trademarks, Tradenames and
  Other....................................     Various from 15 to 25 Years

      DEFERRED FINANCING COSTS

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense.

                                AEARO CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1997

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107. Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 1997.

      LOSS PER COMMON SHARE

Loss per common share has been computed by dividing loss applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period.

In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board Opinion
(APB) No. 15, the existing authoritative guidance. SFAS No. 128 is designed to improve the earnings per share information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share on an international basis. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. Earnings per share in these consolidated financial statements would not be affected under the new pronouncement.

      SFAS NO. 123 -- ACCOUNTING FOR STOCK-BASED COMPENSATION

On October 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company intends to continue accounting for its stock based compensation plans for employees in accordance with APB No. 25. Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock based compensation plans for employees must make footnote disclosure of the pro forma effects on earnings per share had the principles in SFAS No. 123 been applied (see Note 14).

(5)  INVENTORIES

Inventories consisted of the following at September 30 (dollars in thousands):



                                                          SUCCESSOR COMPANY
                                                      ------------------------
                                                       1996             1997
                                                      -------          -------

Raw materials........................................ $13,100          $10,031

Work in process......................................  11,130            9,982

Finished goods.......................................  16,934           16,680
                                                      -------          -------

                                                      $41,164          $36,693
                                                      =======          =======

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

(6)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30 (dollars in thousands):



                                                             SUCCESSOR COMPANY
                                                          ----------------------
                                                           1996           1997
                                                          -------        -------
Land..................................................    $ 2,637        $ 2,669
Buildings and improvements............................     17,584         16,171
Machinery and equipment...............................     35,501         43,069
Furniture and fixtures................................     10,957         15,485
Construction in progress..............................     10,343          4,768
                                                          -------        -------
                                                           77,022         82,162

Less-- Accumulated depreciation.......................      8,310         17,214
                                                          -------        -------
                                                          $68,712        $64,948
                                                          =======        =======

(7)  INTANGIBLE ASSETS

Intangible assets consist of the following at September 30 (dollars in thousands):



                                                           SUCCESSOR COMPANY
                                                       -------------------------
                                                         1996             1997
                                                       --------         --------
Goodwill.............................................  $ 81,195         $ 84,800
Patents..............................................     1,638            1,638
Trademarks and tradenames............................    74,122           74,122
Non-compete agreement................................    10,592              269
Other................................................       585              585
                                                       --------         --------
                                                        168,132          161,414

Less-- Accumulated amortization......................     6,192           14,508
                                                       --------         --------
                                                       $161,940         $146,906
                                                       ========         ========

At September 30, 1997, the gross book value of the non-compete agreements was $0.3 million as compared to $10.6 million at September 30, 1996. The decrease was primarily due to a reclassification of the non-compete agreement relative to the Peltor acquisition into goodwill.

(8)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):



                                                            SUCCESSOR COMPANY
                                                         ----------------------
                                                          1996           1997
                                                         -------        -------

Accounts payable -- trade..............................  $19,806        $18,378
Accrued liabilities --                                     8,603          9,169
  Employee compensation and benefits (Note 11).........
  Other................................................   11,939          8,639
                                                         -------        -------
                                                         $40,348        $36,186
                                                         =======        =======

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

(9)  DEBT

The long-term debt balances consisted of the following at September 30 (dollars in thousands):



                                                                SUCCESSOR COMPANY
                                                              --------------------
                                                                1996         1997
                                                              --------    --------

Revolving credit facility.................................    $  5,050    $ 10,200

Term loans, due 2003......................................     139,436     129,592

Senior subordinated notes, due 2005, 12.5%................     100,000     100,000

Note payable, other.......................................       1,281         646

Mortgage note, due 1997-- 2006, 10.1%.....................       2,500       2,458

Industrial Revenue Bonds, due 1997 -- 2003, 6.4% less
  advance deposit of $122.................................         598         448

Industrial Revenue Bonds, due 2002, 13.0%.................       1,000       1,000


Capitalized lease obligations--                                    329         286
  Lease term ends 2003, 6.5%..............................
  Lease term ends 1997, 8.9%..............................          24          --

  Lease term ends 1998, 9.0%..............................          69          36
                                                              --------    --------
                                                               250,287     244,666

Less-- Current portion of long-term debt..................       8,767      10,937
                                                              --------    --------
          Total...........................................    $241,520    $233,729
                                                              ========    ========

Revolving Credit and Term Loans

In July 1995, Aearo Company entered into a credit agreement (the Agreement) that provides for secured borrowings from a syndicate of lenders consisting of (i) a five-year revolving credit facility providing for up to $25.0 million in revolving loans, $5.0 million of which may be used for letters of credit (the Revolving Credit Facility) and (ii) a term loan facility providing for $45.0 million in term loans, consisting of a $28.5 million U.S. term loan, a $4.5 million term loan designated in Canadian dollars and a $12.0 million term loan designated in Sterling (collectively, the Old Term Loans).

On May 30, 1996, Aearo Company and the Syndicated Lenders amended and restated the Agreement. The amended and restated Agreement consists of (a) a secured term loan facility consisting of A and B term loans providing for up to $90.0 million of A term loans and $50.0 million of B term loans (collectively, the Term Loans); a portion of the A term loans is denominated in an equivalent amount of foreign currencies and (b) a secured revolving credit facility (the Revolving Credit Facility) providing for up to $25.0 million of revolving loans, a portion of which may be denominated in foreign currencies, for general corporate purposes and, as to $15.0 million thereof, to finance permitted acquisitions (collectively the Senior Bank Facilities). The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $5.0 million. The Term Loans will amortize quarterly over a seven-year period. Amounts repaid or prepaid in respect of the Term Loans may not be reborrowed. Loans and letters of credit under the Revolving Credit Facility will be available at any time prior to the maturity date of the Senior Bank Facilities, which is May 30, 2002. The amount outstanding at September 30, 1997 and 1996 on the Term Loans was $129.6 million and $139.4 million, respectively.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

At the Company's option, the interest rates per annum applicable to the Senior Bank Facilities are either (a) an adjusted rate based on the London Interbank Offered Rate plus a margin of 2.25% in the case of A Term Loans and Revolving Loans and 2.75% in the case of B Term Loans; or (b) the Base Rate, as defined plus a margin of 1.00% in the case of A Term Loans and Revolving Loans and 1.50% in the case of B Term Loans. The Base Rate is the higher of Bankers Trust Company's announced prime lending rate and the Overnight Federal Funds rate plus 0.50%. The Company must pay certain fees in connection with the Senior Bank Facilities, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and fees relating to the issuance of letters of credit.

At September 30, 1997 interest rates on Term Loans were 8.0% for the US Dollar Term A Loan, 5.6% for the US DEM Term A Loan, 9.6% for the US Sterling Term A Loan, 5.9% for the Canadian Term A Loan, 9.6% for the Sterling Term A Loan and 8.5% for the US Dollar Term B Loan. For the year ended September 30, 1997 the weighted average interest rates paid were 7.9%, 5.5%, 8.7%, 5.6%, 8.7% and 8.4% for the US Dollar Term A Loan, for the US DEM Term A Loan, for the US Sterling Term A Loan, for the Canadian Term A Loan, for the Sterling Term A Loan and for the US Dollar Term B Loan, respectively.

At September 30, 1996 interest rates on Term Loans were 7.8% for the US Dollar Term A Loan, 5.4% for the US DEM Term A Loan, 8.1% for the US Sterling Term A Loan, 6.4% for the Canadian Term A Loan, 8.1% for the Sterling Term A Loan and 8.3% for the US Dollar Term B Loan. During the period of May 30, 1996 to September 30, 1996 the weighted average interest rates paid were 7.7%, 5.6%, 8.1%, 6.8%, 8.1% and 8.2% for the US Dollar Term A Loan, for the US DEM Term A Loan, for the US Sterling Term A Loan, for the Canadian Term A Loan, for the Sterling Term A Loan and for the US Dollar Term B Loan, respectively.

The weighted average interest rates on the Old Term Loans during fiscal 1995 were 7.9%, 8.5% and 8.7% for the US term loan, Canadian term loan and Sterling term loan, respectively.

At September 30, 1997 Aearo Company had $10.2 million outstanding on the Revolving Credit Facility. At September 30, 1997, the rate on the Revolving Credit Facility was 9.5%. For the year ended September 30, 1997, the maximum amount outstanding under the Revolving Credit Facility was $20.3 million with the average being $12.9 million. The weighted average interest rate paid during fiscal 1997 on the Revolving Credit Facility was 9.4%.

At September 30, 1996 Aearo Company had $5.1 million outstanding on the Revolving Credit Facility. At September 30, 1996, the rate on the Revolving Credit Facility was 9.25%. During the period from May 30, 1996 to September 30, 1996, the maximum amount outstanding under the Revolving Credit Facility was $8.9 million with the average being $1.0 million. The weighted average interest rate paid during fiscal 1996 on the Revolving Credit Facility was 9.3%.

During the period from July 11, 1995 to September 30, 1995, the maximum amount outstanding under the Revolving Credit Facility was $5.5 million with the average being $2.7 million and the weighted average interest rate during such period was 9.5%.

Under the terms of the Senior Bank Facilities, Aearo Company is required to comply with a number of affirmative and negative covenants. Among other things, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios and fixed charge coverage ratios. In April 1997, the Senior Bank Facilities were amended with respect to certain covenants applicable to periods ending on and after June 30, 1997. The Senior Bank Facilities also impose limitations on certain business activities of Aearo Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, sales of certain assets and limitations on transactions with affiliates. As of September 30, 1997, Aearo Company is in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

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

The Subordinated Note indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facilities discussed above. As of September 30, 1997, Aearo Company is in compliance with the various covenants of the Subordinated Note agreement. The Subordinated Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by Aearo Corporation.

The following is a summary of maturities of all of the Company's debt obligations due after September 30, 1997 (dollars in thousands):


                                                      AMOUNT
                                                      ------

    1998........................................... $ 10,937
    1999...........................................   13,078
    2000...........................................   16,165
    2001...........................................   20,914
    2002...........................................   45,867
    Thereafter.....................................  137,705
                                                    --------
                                                    $244,666
                                                    ========

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

 (10)  INTEREST EXPENSE, NET

Interest expense (income) comprises the following items (dollars in thousands):


                                     PREDECESSOR
                                       COMPANY                         SUCCESSOR COMPANY
                                   ----------------    --------------------------------------------------
                                                         PERIOD ENDED       YEAR ENDED       YEAR ENDED
                                     PERIOD ENDED        SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                     JULY 11, 1995           1995              1996             1997
                                   ---------------     ----------------  ---------------  ---------------
Expense --
  Note payable to Cabot
    Corporation...................     $ 5,058              $   --           $    --          $    --

  External........................       1,802               4,160            20,975           26,896
                                       -------              ------           -------          -------

    Total interest expense........       6,860               4,160            20,975           26,896
                                       -------              ------           -------          -------


Income--                                (1,164)                 --                --               --
  Intercompany....................
  External........................         (23)                (25)             (272)            (231)
                                       -------              ------           -------          -------

    Total interest income.........      (1,187)                (25)             (272)            (231)
                                       -------              ------           -------          -------
Interest expense, net..........        $ 5,673              $4,135           $20,703          $26,665
                                       =======              ======           =======          =======


(11)  EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit pension plans, the Aearo Company Employees' Retirement Account Plan (the Aearo Plan), which is a cash balance plan, and the Eo Ao R Specialty Composites Division of Aearo Company Non-Union Employees Retirement Plan (the Specialty Composites Plan). Benefits provided under these plans are primarily based on years of service and the employee's compensation.

The Aearo Plan, effective May 1, 1990, covers most employees in the United States and is funded quarterly based on actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. Plan assets are invested in a portfolio consisting primarily of debt and equity securities. The Specialty Composites Plan resulted from a 1989 acquisition. As of March 31, 1989, the benefits under this plan were frozen. Plan assets are invested in fixed-income investments.

Net periodic pension cost for these plans comprises the following elements (dollars in thousands):


                                PREDECESSOR
                                  COMPANY                           SUCCESSOR COMPANY
                                -------------         -------------------------------------------------
                                                      PERIOD ENDED       YEAR ENDED        YEAR ENDED
                                PERIOD ENDED          SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                JULY 11, 1995             1995              1996              1997
                                -------------         -------------     -------------     -------------
Service cost..............         $ 748                  $ 217            $1,180            $1,273

Interest cost.............           272                     79               415               485

Return on plan assets.....          (527)                  (251)             (718)           (1,283)

Net amortization and deferral        207                    160               266               783
                                   -----                  -----            ------            ------

  Net periodic pension cost        $ 700                  $ 205            $1,143            $1,258
                                   =====                  =====            ======            ======


                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

The following table sets forth the funded status of the pension plans at September 30 (dollars in thousands):


                                                                 SUCCESSOR COMPANY
                                                                -------------------
                                                                  1996        1997
                                                                -------     -------

Actuarial present value of benefit obligations --
  Vested benefit obligation.................................    $(6,264)    $(6,458)
                                                                =======     =======
  Accumulated benefit obligation............................    $(7,690)    $(8,350)
                                                                =======     =======
  Projected benefit obligation..............................    $(7,690)    $(8,413)
  Plan assets at fair value.................................      6,714       7,551
                                                                -------     -------
            Excess of projected benefit obligation over plan
              assets........................................       (976)       (862)
Unrecognized net gain.......................................       (291)     (1,488)
                                                                -------     -------
Pension liability (included in accrued liabilities).........    $(1,267)    $(2,350)
                                                                =======     =======


At September 30, 1997, the pension liability of $2,350,000 comprised a liability of $2,384,000 related to the Aearo Plan and a prepaid pension asset of $34,000 related to the Specialty Composites Plan. The pension liability of $1,267,000 at September 30, 1996 comprised a liability of $1,288,000 related to the Aearo Plan and a prepaid pension asset of $21,000 related to the Specialty Composites Plan.

The following weighted average rates were used in the calculations at September 30:



                                                                 SUCCESSOR COMPANY
                                                             ------------------------
                                                                1996           1997
                                                             ------------   ---------

Discount rate -- projected benefit obligation...............    6.5%           7.0%

Expected rate of return on plan assets.....................     7.8            7.8

Assumed rate of increase in compensation...................     4.0            4.0


In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP
Plan) which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for this Plan were $90,000, $83,000, $9,000, and $32,000 for the years ended September 30, 1997 and 1996, and the periods ended September 30, 1995 and July 11, 1995, respectively.

A 401(k) plan, the Aearo Company Employees' 401(k) Savings Plan, was established as of May 1, 1990. Employees can join the plan after six months of service, during which they work at least 500 hours and may contribute up to 15% of their compensation. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 3% of the employee's pay. Prior to January 1, 1997, the Company provided a 40% match to a maximum of 2% of pay. The costs to the Company for this Plan were $717,000, $425,000, $100,000, and $345,000 for the years ended September 30, 1997 and 1996, and the periods ended September 30, 1995 and July 11, 1995, respectively.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the years ended September 30, 1997 and 1996, and the periods ended September 30, 1995 and July 11, 1995, the Company contributed approximately $158,000, $131,000, $27,000, and $79,000, respectively.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

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

As of September 30, 1997 and 1996, the accrued postretirement benefit cost was $104,000 and $168,000, respectively.

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

The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after the Formation Acquisition whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims.

The Company has made available to certain members of management (Management Investors) loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by Common Stock purchased with the proceeds thereof, (ii) have a term of from 5 to 10 years, (iii) bear interest at an annual rate determined pursuant to
Section 7872(f)(2) of the 1986 Internal Revenue Code, and (iv) will be subject to mandatory prepayment in the event the employment of such Management Investors terminates. The aggregate amount of these loans was approximately $415,000 and $673,000 at September 30, 1997, and September 30, 1996, respectively.

Prior to the Formation Acquisition, the Company engaged in various transactions with Cabot and its affiliates that are characteristic of a combined group under common control. Cabot had historically provided the Company with various financial and administrative functions and services, including the continued participation of the Company in certain insurance policies maintained by Cabot, for which the Company was charged associated direct costs and expenses. In addition, certain indirect administrative costs were allocated to the various business units of Cabot, including the Company, principally based on a formula that considered such proportionate variables as revenue, payroll and property balances. Administrative costs of doing business on a stand-alone basis may have been significantly different. Cabot also provided financing and cash management for the Company through a centralized treasury system. Operating expenses, as described above, were $1,728,000 for the period ended July 11, 1995.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

(13)  INCOME TAXES

Income (loss) before provision for income taxes is as follows (dollars in thousands):


                                PREDECESSOR
                                  COMPANY                    SUCCESSOR COMPANY
                               -------------   -------------------------------------------------

                               PERIOD ENDED     PERIOD ENDED      YEAR ENDED       YEAR ENDED
                                 JULY 11,      SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                   1995           1995              1996              1997
                               ------------    -------------    -------------     --------------

Domestic..................       $1,258           $(1,064)         $5,614            $(7,126)

Foreign...................        9,073               905             863              1,167
                                 ------           -------          ------            -------

          Total...........       $7,815           $  (159)         $6,477            $(5,959)
                                 ======           =======          ======            =======

A summary of provision (benefit) for income taxes is as follows (dollars in thousands):


                                       PREDECESSOR
                                         COMPANY                        SUCCESSOR COMPANY
                                     ----------------     ---------------------------------------------
                                       PERIOD ENDED        PERIOD ENDED     YEAR ENDED       YEAR ENDED
                                         JULY 11,          SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                           1995                1995             1996            1997
                                     ----------------      -------------   -------------    -------------

U.S. Federal and State --
  Current...........................     $(2,335)              $  47           $  155          $123
  Deferred..........................       1,851                  --            2,135            --
                                          ------                ----            -----          ----
          Total.....................        (484)                 47            2,290           123
                                          ------                ----            -----          ----
Foreign --
  Current...........................       3,493                 378            1,996           608

  Deferred..........................          --                  --               --           186
                                          ------                ----            -----          ----
                                           3,493                 378            1,996           794
                                          ------                ----            -----          ----
          Total.....................      $3,009                $425           $4,286          $917
                                          ======                ====           ======          ====

The provision (benefit) for income taxes at the Company's effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):


                                            PREDECESSOR
                                              COMPANY                        SUCCESSOR COMPANY
                                          ----------------       ----------------------------------------------
                                             PERIOD ENDED        PERIOD ENDED      YEAR ENDED      YEAR ENDED
                                               JULY 11,          SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                 1995                1995              1996           1997
                                           --------------        -------------    -------------   -------------

Computed tax expense at the expected
  statutory rate.........................       $2,735               $ (56)          $2,267          $(2,086)
                                                                                       (22)               81
State taxes, net of federal effect.......           61                  31             371              (917)
Foreign income taxed at different rates            454                  70
Goodwill amortization....................           --                  --              159              139
Non-deductible expenses..................           --                  --              106              112
Increase in valuation allowance..........           --                 362            1,357            3,551
Other, net...............................         (241)                 18               48               37
                                                ------               -----           ------           ------
  Provision for income taxes.............       $3,009               $ 425           $4,286           $  917
                                                ======               =====           ======           ======


                                AEARO CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1997

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):



                                                                             SUCCESSOR COMPANY
                                                                           --------------------
                                                                              1996       1997
                                                                           ---------   --------

Deferred tax assets
  Pension and other benefits.............................................   $  1,842   $  2,295
  Property, plant and equipment..........................................      1,309     (3,095)
  Intangible assets......................................................      5,143      3,312
  Restructuring charges..................................................        495        270
  Inventory..............................................................        329      2,519
  Net operating loss--foreign.............................................     1,357      2,671
  Net operating loss carryforwards--domestic..............................       100      6,642
  Other..................................................................        995        321
                                                                            --------   --------
     Subtotal............................................................     11,570     14,935
Valuation allowances.....................................................    (12,267)   (15,818)
                                                                            --------   --------
     Total deferred tax liability........................................   $   (697)  $   (883)
                                                                            ========   ========

The valuation allowance at September 30, 1997 and 1996 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic net operating loss carry forwards, before the tax effect, is approximately $19.0 million. Of the valuation allowance, approximately $10.7 million will be used to reduce goodwill or other intangibles related to the purchase if the benefits are realized.

(14)  STOCKHOLDERS' EQUITY

Stock Ownership and Stockholders' Agreement

Prior to the Formation Acquisition, Cabot owned 100% of the outstanding shares of the Company. Currently, (i) Cabot owns 43.9% of Common Stock and 50% of Redeemable Preferred Stock, (ii) Vestar owns 43.9% of Common Stock and 50% of Redeemable Preferred Stock and (iii) the Management Investors and certain other employees of the Company own 12.2% of Common Stock. Vestar, Cabot and Management entered into a stockholders' agreement (the Stockholders' Agreement) as of the Formation Acquisition date. The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

Common and Preferred Stock

To finance a portion of the Formation Acquisition, Aearo Corporation issued 100,000 (42,500 each to Vestar and Cabot and 15,000 to Management Investors) shares of Common Stock and 45,000 shares of Redeemable Preferred Stock (22,500 each to Vestar and Cabot). Management Investors received a loan from the Company in the amount of $934,000 to fund a portion of its cost of the Formation Acquisition. This amount was reflected as a reduction to additional paid-in capital related to the issuance of Common Stock. (See Note 12.)

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

The Redeemable Preferred Stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded daily. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate.

Aearo Company is permitted to pay cash dividends to Aearo Corporation for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $500,000 in any fiscal year. As long as no event of default would result, Aearo Corporation and Aearo Company are permitted to pay dividends consisting of shares of qualified capital stock as defined in the Senior Bank Facilities, and Aearo Corporation may redeem or purchase shares of its capital stock held by former employees of Aearo Corporation or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation in respect to such purchases or redemptions does not exceed $1.5 million; Aearo Company may pay cash dividends to Aearo Corporation for the latter purpose. Additionally, Aearo Corporation may pay dividends on its preferred stock in additional shares of preferred stock.

Executive Stock Option Plan

On June 27, 1996, the Company adopted the Executive Stock Option Plan (the Executive Plan) whereby the Company, subject to approval of the Board of Directors, may grant up to 5,000 non-qualified options with an exercise price of $600 per share, to certain members of management. The options will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar and Cabot on their investment in the Company and the tenth anniversary of the date of grant. The option term will be ten years except that options shall expire in certain instances of termination of employment and upon the sale of the Company.

1997 Stock Option Plan

In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan non-qualified and qualified options may be granted to employees of the Company. As of December 15, 1997 no options had been granted under the 1997 Option Plan.

Pro Forma Stock-Based Compensation Expense

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in fiscal 1997 and fiscal 1996 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, reported net income (loss) and earnings
(loss) per share would not have been affected for both fiscal 1997 and fiscal 1996 as the Black-Scholes option pricing model calculated no value for the options granted in fiscal 1997 and fiscal 1996.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                             1997              1996
                                                             ----              ----
      Risk-free interest rate.....................           6.10%             6.33%
      Expected life of option grants..............          10 years         10 years
      Expected volatility of underlying stock.....             0%                0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.


Stock Option Activity

Stock Option data are summarized as follows for the years ended September 30, 1996 and 1997:


                                                        Number       Weighted Average
                                                       of Shares      Exercise Price
                                                       ---------      --------------
      Outstanding, September 30, 1995                     --                --
      Granted                                            5,000            $600.00
      Exercised                                           --                --
      Forfeited                                           --                --
      Expired                                             --                --
                                                        ------            -------
      Outstanding, September 30, 1996                    5,000            $600.00
      Granted                                              701            $600.00
      Exercised                                           --                --
      Forfeited                                         (1,283)           $600.00
      Expired                                             --                --
                                                        ------            -------
      Outstanding, September 30, 1997                    4,418            $600.00
                                                        ======            =======

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

The following table sets forth information regarding options outstanding at September 30, 1997:

                                                                                                             Weighted
                                                                                     Weighted                 Average
                                            Number            Weighted                Average             Exercise Price
    Number of           Range of          Currently           Average                Remaining             for Currently
    Options          Exercise Prices      Exercisable       Exercise Price       Contractual Life           Exercisable
    -------          ---------------      -----------       --------------       ----------------           -----------

      4,418             $600.00               0               $600.00               8.8 years                  N/A

At September 30, 1996 and 1997, none of the shares were currently exercisable. At September 30, 1996 and 1997, there were 0 and 10,582 options available for grant.

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

Supplemental Severance Pay Plan

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

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $2,805,000, $768,000, $4,395,000 and $5,315,000 for the periods ended July 11 1995 and September 30, 1995 and the years ended September 30, 1996 and 1997, respectively. Future minimum rental commitments under noncancelable leases in effect at September 30, 1997 are as follows (dollars in thousands):



      1998                                                      $ 3,393

      1999                                                        3,312

      2000                                                        3,385

      2001                                                        3,164

      2002                                                        2,711

      2003 and thereafter                                         7,267
                                                                -------

                                                                $23,232
                                                                =======

Contingencies

The Company is a defendant in various lawsuits and administrative proceedings which are being handled in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

During fiscal 1997 the Company received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. The Company is defending this allegation vigorously and the matter is expected to go to trial in fiscal 1998. The ultimate outcome of this case and its impact on the Company's financial condition and results of operations cannot currently be determined.

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

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997

The allocation of the $85.6 million purchase price and direct acquisition costs is summarized as follows (dollars in thousands):



Cash paid for Peltor....................................................  $ 81,100
Acquisition costs.......................................................     4,500
                                                                          --------
          Total consideration and acquisition costs.....................    85,600
Historical Cost of Net Assets Acquired..................................    12,516
                                                                          --------
     Excess of consideration paid over historical cost..................  $ 73,084
                                                                          ========
Allocation of Excess of Consideration Paid over Historical Cost:

     Inventories........................................................  $  1,000

     Property, plant and equipment, net.................................     2,500

     Deferred financing costs...........................................     3,500

     Intangible assets..................................................    68,084

     Accrued liabilities................................................    (2,000)
                                                                          --------
                                                                          $ 73,084
                                                                          ========

Unaudited pro forma operating results of the Company for the year ended September 30, 1996, as adjusted for the debt financing and estimated effects of the Acquisition as if it had occurred on October 1, 1995, are as follows:



Net sales (000s)......................................................      $273,723
Earnings (loss) applicable to common shareholders(000s)..............         (7,716)
Earnings (loss) per common share.......................................       (77.17)
Weighted average common shares outstanding.............................       99,980

On January 3, 1996, the Company acquired the stock of Eastern Safety Equipment, Inc. (Eastern) for $6.8 million, subject to final closing adjustments, as defined. In addition, the Company entered into noncompete and consulting agreements that provide an aggregate of $1.0 million in consideration to the former controlling stockholder of Eastern. The transaction was accounted for using the purchase method of accounting. The pro forma impact of the transaction is not material to the results of the periods presented. Amounts allocated to the non-compete and consulting agreements will be charged to expense over the five year term of the agreements.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1997


(17)  FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

All of Aearo Corporation's operations are included in the Safety and Energy Absorbing Products industry segment. For the periods ended July 11, 1995 and September 30, 1995 and the years ended September 30, 1996 and 1997, no single customer accounted for more than 10% of sales. Transfers between geographic areas are recorded at cost plus markup or at market. Financial information by geographic area for the periods ended July 11, 1995 and September 30, 1995 and the years ended September 30, 1996 and 1997, is as follows (dollars in thousands):

                                          PREDECESSOR
                                            COMPANY                    SUCCESSOR COMPANY
                                         -------------    ---------------------------------------------
                                         PERIOD ENDED     PERIOD ENDED     YEAR ENDED      YEAR ENDED
                                           JULY 11,       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1995             1995            1996            1997
                                         ------------     -------------   -------------  -------------

Sales:
   United States --
     Sales, excluding export sales....     $118,474         $ 36,366        $163,963         $182,732
     Export sales.....................        9,599            3,818          29,692           32,035
                                           --------         --------        --------         --------
         Total U.S. sales.............      128,073           40,184         193,655          214,767
   Canada.............................       10,098            3,102          14,686           14,727
   Europe.............................       25,914            7,425          50,282           78,850
                                           --------         --------        --------         --------
         Total........................      164,085           50,711         258,623          308,344
   Less -- Eliminations...............        9,373            2,811          15,164           22,561
                                           --------         --------        --------         --------
         Net sales....................     $154,712         $ 47,900        $243,459         $285,783
                                           ========         ========        ========         ========

Operating Profit:
   United States......................     $ 10,855         $  4,624        $ 30,412         $ 18,744
   Canada.............................        1,078               73             191            1,581
   Europe.............................        6,585            1,208           4,919            9,741
                                           --------         --------        --------         --------
         Total operating profit.......       18,518            5,905          35,522           30,066

Interest Expense, net.................        5,673            4,135          20,703           26,665
Unallocated corporate expenses(a).....        5,478            1,869           8,056            7,259
Foreign exchange gain (loss)..........         (448)              60             286            2,101
                                           --------         --------        --------         --------
           Income (loss) before income
             taxes....................     $  7,815         $  (159)        $  6,477         $ (5,959)
                                           ========         =======         ========         ========

Identifiable Assets:
   United States......................                      $189,328        $212,544         $203,489
   Canada.............................                         8,609           7,911            6,963
   Europe.............................                        20,326         117,981          100,424
                                                            --------        --------         --------
         Total identifiable assets....                      $218,263        $338,436         $310,876
                                                            ========        ========         ========

--------------


(a) Unallocated corporate expenses are corporate management costs and include services provided by Cabot Corporation for the Predecessor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 15, 1997.



        NAME                                AGE                      POSITION
----------------------                  ---------   -------------------------------------------
John D. Curtin, Jr.                         64       Chairman of the Board of Directors, Chief
                                                     Executive Officer, and President

Bryan J. Carey                              37       Vice President, Chief Financial Officer,
                                                     Treasurer and Assistant Secretary

James D. Hall                               47       Vice President, Product Management

Mark H. Hague                               46       Vice President, Operations

M. Rand Mallitz                             55       Vice President and General Manager, E-A-R
                                                     Specialty Composites

Daniel P. O'Connor                          53       Vice President, Sales

Steven F. Scott                             43       Vice President, General Counsel and Secretary

Norman W. Alpert*                           39       Director

Daniel S. O'Connell                         43       Director

Arthur J. Nagle                             59       Director

John W. Priesing                            68       Director

Samuel L. Hayes, III                        62       Director

William J. Brady                            36       Director

Margaret J. Hanratty*                       50       Director

----------
* Member of Audit Committee

John D. Curtin, Jr. joined Cabot in 1989 as Chief Financial Officer. Mr. Curtin was named Chief Executive Officer of the Company in April 1994, became a director of the Company in July 1995, and assumed the role as President in February 1997. Prior to joining Cabot he was President, Chief Executive Officer and Director of Curtin & Co., Inc., a private investment banking firm. Mr. Curtin is also a trustee of Eastern Enterprises and a director of Imperial Holly Corporation.

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

Steven F. Scott joined the Company as Vice President, General Counsel and Secretary in May 1997. Prior to joining the Company, Mr. Scott was an associate at Ropes & Gray where he had practiced law for ten years.

John W. Priesing served as Chairman, President and Chief Executive Officer of Russell-Stanley Corporation from 1993 until November 1996. He continues as Chairman. Prior to joining Russell-Stanley Corporation, he was a private investor. He became a director of the Company in December 1995.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of International AirParts Corporation and a director of Clark-Schwebel, Inc., Remington Products Company, L.L.C. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is a director of Clark-Schwebel, Inc., Pinnacle Automation, Inc., Sun Apparel, Inc., Reid Plastics Holdings, Inc., Remington Products Company, L.L.C. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Arthur J. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Chart House Enterprises, Inc., Clark-Schwebel, Inc., La Petite Holdings Corporation, Remington Products Company, L.L.C., and Russell-Stanley Corporation, all companies (other than Chart House Enterprises, Inc.) in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

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

William J. Brady has been with Cabot for eleven years and is currently Vice President and General Manager, Specialty Carbon Black Division. He became a director of the Company in October 1997.

Margaret J. Hanratty has been Vice President and Treasurer of Cabot since September 1993, and served previously as Director of Corporate Development. Prior to joining Cabot in 1990, she served as Vice President, Mergers and Acquisitions for The First Boston Corporation. She became a director of the Company in July 1995.

The number of directors of the Company is fixed at nine with one position currently vacant. Under a stockholders' agreement among Aearo, Vestar, Cabot, and the Management Investors dated July 11, 1995 (the "Stockholders' Agreement"), Vestar has the right to designate five directors, Cabot has the right to designate two directors, and the Management Investors have the right to designate two directors. Messrs. Alpert, O'Connell, Nagle, Priesing and Hayes are the directors designated thus far by Vestar. Mr. Brady and Ms. Hanratty are the directors designated by Cabot. Mr. Curtin is currently the only director designated by the Management Investors. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement -- Election and Removal of Directors." The term in office of each director ends when his or her successor has been elected at the next following annual meeting of stockholders and qualified or upon his or her removal or resignation.

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

ITEM 11.  EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company (the "Named Executive Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 1997.


                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION

                                                                                                    ALL OTHER
                                            FISCAL                                                    ANNUAL
                                             YEAR              SALARY             BONUS            COMPENSATION
                                             ----              ------             -----            ------------
John D. Curtin, Jr.                          1997             $393,750              0                $29,186(1)
   Chairman of the Board of Directors,       1996             $375,000           $200,000            $30,791
   Chief Executive Officer, and President    1995             $375,000(2)        $150,000            $56,024

Albert F. Young, Jr.                         1997             $ 86,668              0                $415,909(3)
   President and Chief Operating             1996             $250,834           $ 90,000            $ 44,048
   Officer                                   1995             $230,004           $ 80,000            $ 13,758

Daniel P. O'Connor                           1997             $199,333           $ 44,000            $ 19,661(4)
   Vice President, Sales                     1996             $178,100           $ 65,000            $ 36,976
                                             1995             $160,483           $ 60,000            $ 46,332

Bryan J. Carey                               1997             $177,667           $ 30,000            $ 17,066(5)
   Vice President, Chief Financial Officer   1996             $159,164           $ 55,000            $ 15,227
   Treasurer and Assistant Secretary         1995             $146,387           $ 50,000            $ 12,323

James D. Hall                                1997             $179,750           $ 41,000            $ 19,740(6)
   Vice President, Product Management        1996             $157,080           $ 50,000            $ 14,720
                                             1995             $150,000           $ 40,000            $  7,968

Mark H. Hague                                1997             $196,429           $ 44,000            $  2,650(7)
   Vice President, Operations

----------


(1) Includes contributions made on behalf of Mr. Curtin to the Company's 401(k) Savings Plan ($2,375); to the Company's Cash Balance Plan ($6,400); and to the Company's Supplemental Executive Retirement Plan ($20,411).

(2) Mr. Curtin's compensation for Fiscal 1995 represents $78,125 paid by the Company after July 11, 1995 and $296,875 paid by Cabot for the earlier period of the Fiscal year and billed to the Company.

(3) Mr. Young served as President and Chief Operating Officer until his resignation in January 1997. Includes contributions made on behalf of Mr. Young to the company's 401(k) savings plan ($688); to the Company's cash balance plan ($1,324); and to the Company's supplemental executive retirement plan ($6,193). Also includes payments associated with the termination of his employment as severance ($397,512) and outstanding vacation pay ($10,192).

(4) Includes contributions made on behalf of Mr. O'Connor to the Company's 401(k) Savings Plan ($4,904); to the company's cash balance plan ($6,773); and to the Company's supplemental executive retirement plan

    ($7,984).

(5) includes contributions made on behalf of Mr. Carey to the Company's 401(k) Savings Plan ($3,668); to the Company's cash balance plan ($6,680); and to the Company's Supplemental Executive Retirement Plan ($6,718).

(6) Includes contributions made on behalf of Mr. Hall to the Company's 401(k) Savings Plan ($6,289); to the Company's Cash Balance Plan ($6,850); and to the Company's Supplemental Executive Retirement Plan ($6,601).

(7) Includes contributions made on behalf of Mr. Hague to the Company's 401(k) Savings Plan ($1,650); and to the Company's Cash Balance Plan ($1,000).

The following table sets forth information concerning the individual grant of options to purchase Aearo Common Stock to the Named Executive Officers during Fiscal 1997.

                                       OPTION GRANTS DURING FISCAL 1997
                                                                                   POTENTIAL REALIZABLE
                                                                                    VALUES AT ASSUMED
                                                                                    ANNUAL RATES OF
                                                                                       STOCK PRICE
                                          % OF                                      APPRECIATION FOR
                                       TOTAL OPTIONS                                  OPTION TERM
                                        GRANTED TO     EXERCISE                       (10 YEARS)(2)
                            OPTIONS    EMPLOYEES IN     PRICE      EXPIRATION       -------------------
       NAME                GRANTED(1)   FISCAL YEAR    PER SHARE     DATE           5% ($)      10% ($)
------------------         ----------   -----------    ---------   ----------       ------      -------
Mark H. Hague............    218.75         55.0%       $600.00     11/10/06        82,542      209,179

------------------

(1) The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant (November 11, 2006). All options are subject to the employee's continued employment and terminate ten years after the grant date, subject to earlier termination in accordance with the Company's Executive Stock Option Plan and the applicable option agreement.

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

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive Officers at the end of fiscal 1997. None of the Named Executive Officers exercised any stock options during fiscal 1997.


                                                                                  VALUE OF OUTSTANDING
                                                     NUMBER OF BENEF              IN-THE-MONEY OPTIONS
                           SHARES                OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END(1)
                          ACQUIRED    VALUE     ---------------------------     ---------------------------
     NAME               ON EXERCISE REALIZED    EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
--------------          ----------- --------    -----------   -------------     -----------   -------------
John D. Curtin, Jr......    --         --           --            812             $ 0               $ 0
Daniel P. O'Connor......    --         --           --            250               0                 0
Bryan J. Carey..........    --         --           --            313               0                 0
James D. Hall...........    --         --           --            250               0                 0
Mark H. Hague...........    --         --           --            219               0                 0


(1) There was no public market for the Aearo Common Stock as of September 30, 1997. Accordingly, these values have been calculated on the basis of an assumed fair market value of $300 per share.

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

EMPLOYEE STOCK AND OTHER BENEFIT PLANS

STOCK PURCHASE PLAN. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. Under the Stock Purchase Plan, 15,000 shares of Aearo Common Stock have been reserved for purchase by the Company's executive officers and other senior members of management as determined by the Board of Directors. As of December 15, 1997, 12,425 of such shares were issued and outstanding.

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

EXECUTIVE STOCK OPTION PLAN. In June 1996, the Company's Board of Directors adopted and the stockholders subsequently approved the Executive Stock Option Plan (the "Executive Plan") under which 5,000 shares of Aearo Common Stock have been reserved for issuance. Non-qualified options to acquire all 5,000 shares at a price of $600 per share have been granted to officers and key employees of the Company; of these options, 2,062 in the aggregate were granted to executive officers, including Mr. Curtin (812 options), Mr. Hague (219 options), Mr.

O'Connor (250 options), Mr. Hall (250 options), Mr. Carey (313 options), Mr. Mallitz (156 options), and Mr. Scott (250 options).

The Executive Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of December 15, 1997 no such options were exercisable and no options remained available for future grant under the Executive Plan. The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

1997 STOCK OPTION PLAN. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan non-qualified and qualified options may be granted to employees of the Company. As of December 15, 1997 no options had been granted under the 1997 Option Plan.

The 1997 Option Plan is administered by a committee of the Board of the Directors consisting of all non-employee directors. The options are issuable at fair market value of the underlying Aearo Common Stock and will vest ratably over five years. Aearo Common Stock acquired upon exercise of the options granted under the 1997 Option Plan will be subject to the same restrictions, including puts and calls and drag along rights, as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

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

401(k) PLAN. The Company has adopted a savings plan (the "Saving Plan"), which is qualified under Section 401(a) and 401(k) of the Code. All regular employees of the Company in the United States are eligible to participate in the Savings Plan after six months of service. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company will make a matching contribution. The Company matches 50.0% of the first 6.0% of compensation contributed. The maximum contribution for any participant for any year is 15.0% of such participant's eligible compensation. Contributions to the Savings Plan will be invested, as the employee directs, in a money market fund, income fund, growth and income fund, growth fund, or asset allocation fund.

PENSION PLAN. The Company has adopted a cash balance plan. Under such plan, the Company will provide participants with annual credits of 4% of eligible compensation. All balances in the accounts of participants will be credited with interest based on the prior year's U.S. Treasury bill rate. At retirement, participants eligible for benefits may receive the balance standing in their account in a lump sum or as a monthly pension having equivalent actuarial value. The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, assuming in each case that such officer elects payment over time rather than in a lump sum:


    NAME AND PRINCIPAL POSITION                                   ANNUAL BENEFITS PAYABLE
    ---------------------------                                   -----------------------

John D. Curtin, Jr................................................        $  1,916

  Chairman of the Board of Directors
  and Chief Executive Officer


Mark H. Hague.....................................................
                                                                          $ 21,615
  Vice President, Operations



Daniel P. O'Connor................................................
                                                                          $ 17,663
  Vice President, Sales



Bryan J. Carey....................................................
                                                                          $ 50,076
  Vice President, Chief Financial
  Officer, Treasurer and Assistant
  Secretary


James D. Hall.....................................................
                                                                          $ 22,957
  Vice President, Product Management


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee. Since July 1995, all executive officer compensation decisions have been made by the full Board of Directors of the Company, with Mr. Curtin abstaining with respect to decisions affecting his own compensation. Mr. Curtin, one of the directors of the Company, is the Chairman of the Board and Chief Executive Officer of the Company. On July 11, 1995, Mr. Curtin acquired 4,950 shares of Aearo Common Stock under the Stock Purchase Plan at a price of $990,000. Mr. Brady and Ms. Hanratty, two directors of the Company, are officers of Cabot. On July 11, 1995, as part of the Formation Acquisition, Cabot and its subsidiaries sold assets to the Company for aggregate consideration of approximately $206.1 million. Messrs. Alpert, O'Connell and Nagle, three directors of the Company, are officers of Vestar. On July 11, 1995, as part of the Formation Acquisition, Vestar invested $31.0 million in capital stock of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 15, 1997. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.


                                                                                NUMBER OF
                                                                                 SHARES         PERCENTAGE OF
                                                                                OF AEARO         OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                                          COMMON STOCK         SHARES
------------------------------------                                          ------------      -------------

Vestar Equity Partners, L.P.(1)........................................           42,500             43.53%
   245 Park Avenue
   New York, New York  10017

Cabot CSC Corporation(2)...............................................           42,500             43.53%
   75 State Street, 13 Floor
   Boston, Massachusetts  02109

John D. Curtin, Jr.....................................................            4,950              5.07%
Bryan J. Carey.........................................................            1,500              1.54%
James D. Hall..........................................................            1,050              1.08%
Daniel P. O'Connor.....................................................            1,050              1.08%
Mark H. Hague..........................................................            1,050              1.08%
Norman W. Alpert(3)....................................................           42,500             43.53%
Daniel S. O'Connell(3).................................................           42,500             43.53%
Arthur J. Nagle(3).....................................................           42,500             43.53%
William J. Brady(4)....................................................           42,500             43.53%
Margaret J. Hanratty(4)................................................           42,500             43.53%
John W. Priesing.......................................................              100                  *
Samuel L. Hayes, III...................................................              100                  *
Directors and executive officers as a group (14 persons)(5)............           11,375             11.65%


----------
* Less than 1%.

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

(4) Mr. Brady and Ms. Hanratty are affiliated with Cabot, the parent of Old Cabot Safety Corporation, in the capacities described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Old Cabot Safety Corporation, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Cabot CSC Corporation at the address set forth above.

(5) Cabot, Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under
     Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement." Does not include 1,250 shares of Aearo Common Stock held by Management Investors who are not executive officers.

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

STOCK OWNERSHIP AND STOCKHOLDERS' AGREEMENT

Prior to the Formation Acquisition, Cabot owned 100% of the outstanding shares of the Subsidiary, which enabled Cabot to elect all of the directors of the Subsidiary. After the consummation of the Formation Acquisition, (i) Cabot indirectly owned 42.5% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding, (ii) Vestar owned 42.5% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding and (iii) 15.0% of the Aearo Common Stock has been reserved for issuance to management and certain independent directors (collectively the Management Investors) of which 12,625 shares out of a total of 15,000 shares of Aearo Common Stock reserved for the Management Investors are issued and outstanding. Cabot, Vestar and the Management Investors (the "Stockholders") own 100% of the outstanding shares of Aearo Common Stock and will elect all of the directors of Aearo and determine the outcome of all matters requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of Aearo, and to prevent or cause a change in control of Aearo, in each case subject to such restrictions, limitations and conditions as may be imposed under the Stockholders' Agreement. There can be no assurance as to how long any of Cabot, Vestar or the Management Investors will hold their shares of Aearo Common Stock.

Cabot, Vestar, and the Management Investors have entered into the Stockholders' Agreement which provides for, among other things, the matters described below.

ELECTION AND REMOVAL OF DIRECTORS. The Stockholders' Agreement provides that the Board of Directors of the Company shall consist of nine members. Currently there are eight directors serving. The parties agreed to vote all shares of Aearo Common Stock owned or controlled by them so as to elect as members of the Board of Directors persons designated as follows: (i) Vestar designates three directors so long as the Vestar Relative Percentage (as defined below) is at least 75% or Vestar and its affiliates beneficially own on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (ii) Cabot may designate two directors so long as the Cabot Relative Percentage (as defined below) is at least 75% or Cabot and its affiliates own beneficially on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (iii) Vestar may designate two additional directors who are not partners, officers or employees of any of Vestar or its affiliates so long as the Vestar Relative Percentage is as least 75% or Vestar and its affiliates beneficially own at least 31,875 shares of Aearo Common Stock (75% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), provided that Vestar must notify Cabot in writing in advance of the identities of these director nominees and obtain Cabot's approval thereof, which may not be unreasonably withheld, and (iv) the Management Investors may designate two directors so long as the Management Investors together own beneficially on a fully diluted basis at least 3,750 shares of Aearo Common Stock (25% of the shares of Aearo Common Stock acquired by all Management Investors in the Formation Acquisition), provided that the two designees of the Management Investors must be the principal executive officer and the principal operating officer of the Company. Currently only one designee of the Management Investors is serving on the Board of Directors. The foregoing provisions relating to the election of directors terminate in the event that both Cabot and its affiliates, on the one hand, and Vestar and its affiliates, on the other hand, own on a fully diluted basis fewer than 4,250 shares of Aearo Common Stock (10% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition). The term "Vestar Relative Percentage" means a percentage reflecting (a)(i) $31 million plus (ii) the amount paid for capital stock of Aearo by Vestar and its Affiliates after the Formation Acquisition less (iii) the value (based on price per share) of all shares of Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates in the Formation Transaction and no longer held by them, less (iv) the value of all shares of the Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates after the Formation Acquisition and no longer held by them, as a percentage of (b) the amount calculated pursuant to clause (a) for Cabot and its affiliates for such date. The term "Cabot Relative Percentage" has a correlative meaning focused on Cabot's remaining investment in Aearo capital stock relative to Vestar's.

Messrs. Alpert, O'Connell and Nagle were designated by Vestar as described in clause (i) above, Mr. Brady and Ms. Hanratty were designated by Cabot as described in clause (ii) above, Messrs. Priesing and Hayes were designated by Vestar as described in clause (iii) above and Mr. Curtin was designated by the Management Investors as described in clause (iv) above. All directors can be removed, with or without cause, and replaced by the stockholders who have the right to designate them.

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

MANAGEMENT ADVISORY AGREEMENT. In connection with the Formation Acquisition, the Company became a party to a management advisory agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year to be shared by Cabot and Vestar based on their relative equity ownership of the Company. Pursuant to the Management Advisory Agreement, each of Vestar and Cabot received $311,949 (including $55,975 to each party as an advisory fee adjustment relative to fiscal 1996) with respect to fiscal 1997, and $200,000 to each party with respect to fiscal 1996. Messrs. Alpert, O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar. Mr. Brady and Ms. Hanratty, two of the directors for the Company, are affiliated with Cabot in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit indirectly from any payments received by Cabot.

MANAGEMENT LOANS. The Company has made available to certain Management Investors loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by the Aearo Common Stock purchased with the proceeds thereof, (ii) have a term of between 5 and 10 years, (iii) bear interest at an annual rate of 7%, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investor terminates. At September 30, 1997, amounts outstanding under such loans to Messrs. Carey, O'Connor, Hall, and Mallitz were $100,000, $81,000, $89,803, and $85,305, respectively.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER                                                           DESCRIPTION
------                                                           -----------

 2.1         --     Asset Transfer Agreement, dated as of June 13, 1995, among Aearo Company (formerly, Cabot Safety
                    Corporation), Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation), and Cabot Safety Acquisition Corporation. (Incorporated by reference  to
                    Exhibit No. 2.1 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo
                    Corporation.)

 2.2         --     Trademark Coexistence Agreement, dated July 11, 1995, between Cabot Corporation and Cabot Safety
                    Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.2 to the Registration Statement on Form
                    S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)
                    Subscription Agreement, dated July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings

 2.3         --     Corporation) and Vestar Equity Partners, L.P. (Incorporated by reference to Exhibit No. 2.3 to the Registration
                    Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
                    Corporation.)

 2.4         --     Stockholders' Agreement, dated as of July 11, 1995, among Vestar Equity Partners, L.P., Cabot CSC
                    Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Corporation, and the
                    Management Investors. (Incorporated by reference to Exhibit No. 2.4 to the Registration Statement on Form S-
                    4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.5         --     Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Senior Management).
                    (Incorporated by reference to Exhibit No. 2.5 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)


 2.6         --     Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Middle Management).
                    (Incorporated by reference to Exhibit No. 2.6 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.7         --     Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety
                    Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.7 to the Registration Statement on Form
                    S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)


 2.8         --     Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety
                    Acquisition Limited (UK). (Incorporated by reference to Exhibit No. 2.8 to the Registration Statement on Form
                    S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.9         --     Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety
                    Canada Acquisition Ltd. (Canada). (Incorporated by reference to Exhibit No. 2.9 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.10        --     Bill of Sale and Assignment, dated as of July 11, 1995, made by Aearo Company (formerly,
                    Cabot Safety  Corporation), Cabot Canada Ltd., and Cabot Safety Limited in favor of Aearo Corporation
                    (formerly, Cabot  Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety
                    Intermediate  Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd.
                    (Incorporated by  reference to Exhibit No. 2.10 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company  and Aearo Corporation.)




EXHIBIT
NUMBER                                                           DESCRIPTION
------                                                           -----------

 2.11        --     Assumption Agreement, dated as of July 11, 1995, by Aearo Corporation (formerly, Cabot
                    Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation,
                    Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. in favor of Cabot Corporation,
                    Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety Limited.
                    (Incorporated by reference to Exhibit No. 2.11 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company and Aearo Corporation.)

 2.12        --     Worldwide Trademark Assignment, dated July 11, 1995, by Aearo Company (formerly, Cabot Safety
                    Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.12 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)

 2.13        --     Worldwide Copyright Assignment, dated July 11, 1995, by Aearo Company (formerly, Cabot Safety
                    Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.13 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)

 2.14        --     Worldwide Patent Assignment, dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation)
                    to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.14 to the Registration
                    Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation).)

 2.15        --     Management Advisory Agreement made as of July 11, 1995, among Aearo Company (formerly, Cabot Safety
                    Corporation), Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Certain Subsidiaries of
                    Aearo Corporation, Vestar Capital Partners and Cabot Corporation. (Incorporated by reference to Exhibit No.
                    2.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

 2.16        --     Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1995 Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit No. 2.16 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.17        --     Assignment and Assumption Agreement dated July 11, 1995, by and between Aearo Company
                    (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition Corporation with Respect to the
                    Installment Sale Agreement dated September 1, 1978 by and between the Department of Community Affairs and Economic Development of the State of Delaware and Specialty Composites Corporation (Predecessor to
                    Cabot Safety Corporation) Pertaining to Real Property Located in New Castle County, Delaware, Tax Parcel
                    Number 11- 010.00-003 (Delaware IRB). (Incorporated by reference to Exhibit No. 2.17 to the Registration
                    Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation).)

 2.18        --     Assignment and Assumption Agreement dated July 11, 1995, by and between Cabot Corporation and Cabot Safety
                    Acquisition Corporation with Respect to that Certain Loan Agreement dated as of June 1, 1982 by and between the
                    City of Indianapolis, Indiana and Cabot Corporation (Indianapolis IRB). (Incorporated by reference to Exhibit
                    No. 2.18 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
                    Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 2.19        --     Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor Holding AB,
                    Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo All, dated April 25, 1996. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation) dated May 30, 1996.)

 2.20*       --     Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Eastern Safety
                    Equipment Co., Inc., Alfred H. Jacobson and William Klein and Jack P. Hecht as Trustees of a certain Trust, dated September 19, 1995.

 2.21*       --     Amendment to Stockholder's Agreement dated as of July 3, 1996, by and among Vestar Equity Partners, L.P., Cabot
                    CSC Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Cabot Corporation, and certain other stockholders of Aearo Corporation.



EXHIBIT
NUMBER                                              DESCRIPTION
------                                              -----------

 2.22*      --      Amendment to Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor
                    Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo AB, dated May 15, 1996.

 3.1        --      Amended and Restated Certificate of Incorporation of Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation). (Incorporated by reference to Exhibit No. 3.(i).2 to the Registration statement on Form S-4, No.
                    33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 3.2        --      By-Laws of Aearo Corporation (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to
                    Exhibit No. 3(ii).2 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot
                    Safety Corporation) and Aearo Corporation.)

 4.1        --      Indenture dated as of July 11, 1995 between Aearo Company (formerly, Cabot Safety Corporation), Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation), and Fleet National Bank of Connecticut (formerly,
                    Shawmut Bank Connecticut, National Association), as Trustee. (Incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

 4.2        --      Form of Note. (Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-4, No.
                    33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation).)

 4.3        --      Form of Exchange Note. (Incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-4,
                    No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot
                    Safety Holdings Corporation).)

 4.4        --      Registration Rights Agreement, dated as of July 11, 1995, among Cabot Safety Acquisition Corporation, Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation), BT Securities Corporation and Chemical Securities
                    Inc. (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 4.5        --      First Supplemental Indenture, dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the
                    Annual Report on Form 10-K of Aearo Corporation (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended September 30, 1995.)

10.1*       --      Credit Agreement, dated as of July 11, 1995, and amended and restated as of May 30, 1996, among Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation), Aearo Company (formerly, Cabot Safety Corporation),
                    Certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Co- Arranger and Administrative Agent.

10.2*       --      Amended and Restated US Pledge Agreement dated as of July 11, 1995, as made by Cabot Safety Acquisition
                    Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Intermediate
                    Corporation and CSC FSC, Inc., in favor of Bankers Trust Company as Collateral Agent for the Benefit of the
                    Secured Creditors.

10.3*       --      Amended and Restated Foreign Pledge Agreement as of July 11, 1995, amended and restated as of May 30, 1996, made by Cabot Safety Canada Acquisition Limited and Cabot Safety Acquisition Limited in favor of Bankers Trust
                    Company as Collateral Agent for the Benefit of the Secured Creditors.

10.4        --      Charge Over United Kingdom Patents and Trademarks made the 11th Day of July, 1995, by Cabot Safety Intermediate
                    Corporation and the Bankers Trust Company as Collateral Agent for Itself and for the Secured Creditors.
                    (Incorporated by reference to Exhibit No. 10.4 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
                    Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation).)

10.5*       --      Amended and Restated US Security Agreement dated as of July 11, 1995, as amended and restated as of May 30,
                    1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition
                    Corporation, Cabot Safety Intermediate Corporation, CSC FSC, Inc., and Bankers Trust Company as Collateral Agent
                    for the Benefit of the Secured Creditors.

10.6*       --      Amended and Restated Canadian Security Agreement dated as of July 11, 1995, as amended and restated as of May
                    30, 1996, granted by Cabot Safety Canada Acquisition Limited in favor of Bankers Trust Company as Collateral
                    Agent for the Benefit of the Secured Creditors. 10.7 -- English Security Agreement (The Debenture) made on the
                    11th Day of July, 1995 between the Cabot Safety Acquisition Limited and Bankers Trust Company as Collateral
                    Agent for Itself and for the Secured Creditors. (Incorporated by reference to Exhibit No. 10.7 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and
                    Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)


 10.8       --      Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture
                    Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral
                    Agent, as Mortgagee (recorded in Marion County, Indiana) pertaining to Real Property located at 7911 Zionsville
                    Road, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.8 to the Registration Statement on
                    Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)

 10.9       --      Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture
                    Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral
                    Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to l0 Acre Site of Unimproved Land adjacent to 5457 West 79th Street, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.9 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and
                    Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.10      --      Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture
                    Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral
                    Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to Real Property located at 650 Dawson
                    Drive, Newark, Delaware. (Incorporated by reference to Exhibit No. 10.10 to the Registration Statement on Form
                    S-4, No. 33- 96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot
                    Safety Holdings Corporation).)

 10.11      --      Aearo Company (formerly, Cabot Safety Corporation) Employees' Retirement Account Plan, dated as of May l, 1990, as amended. (Incorporated by reference to Exhibit No. 10.11 to the Registration Statement on Form S-4, No.
                    33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.12      --      Fidelity Corporate (401(k)) Plan for Retirement, dated August l, 1993, as amended. (Incorporated by reference to
                    Exhibit No. 10.12 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot
                    Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.13      --      Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive Retirement Plan, dated May l, 1993.
                    (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-4, No. 33- 96190, of
                    Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.14      --      Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company (formerly, Cabot Safety Corporation), pertaining to 8001-8003 Woodland Drive, Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit
                    No. 10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation).)

 10.15      --      Sublease, dated April 16, 1990, between American Optical Corporation and Aearo Company (formerly, Cabot Safety
                    Corporation), pertaining to South- bridge, Massachusetts manufacturing facility. (Incorporated by reference to
                    Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.16*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and Restated 1995 Employee and Non-
                    Employee Director Stock Purchase Plan.

 10.17*     --      Form of Executive Security Purchase Agreement.

 10.18*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive Stock Option Plan.

 10.19*     --      Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by Cabot Safety Intermediate
                    Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

 10.20*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

 10.21*     --      Form of Incentive Stock Option Agreement under the Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation)1996 Stock Option Plan.

 10.22*     --      Form of Non-Qualified Stock Option Agreement for Company Employees under the Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

 10.23*     --      Employment Agreement between Peltor AB and Leif Palmact, dated January 1, 1996.

 10.24*     --      Employment Agreement between Peltor AB and Leif Anderzon, dated January 1, 1996.


 10.25*     --      Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of
                    May 30, 1996, delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety
                    Equipment Co., Inc. in favor of Bankers Trust Company.

 12.1**     --      Statements re: Computation of Ratios.

 21.1*      --      List of Subsidiaries.

 24.1**     --      Powers of Attorney (see page 67 of this report).

 27.1**     --      Financial Data Schedule.


----------------
* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**   Filed herewith.

(b) Financial Statement Schedules
     See next page.

(c)  Reports on Form 8-K
      None.

                                                                      SCHEDULE I



                                AEARO CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

       FOR THE PERIODS ENDED JULY 11, AND SEPTEMBER 30, 1995 AND THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997

                                            (Dollars in Thousands)



                                                                     ---------------------ADDITIONS--------------------
                                                                                                                               Net
                                                           Balance at      Provisions        Charged       Deductions        Balance
                                                            Beginning      Charged to       to Other             From         at End
                                                            of Period      Operations       Accounts       Allowances      of Period

Period ended July 11, 1995
     Bad Debt Reserve                                           1,021             170             --            (199)            992
     Sales Returns & Allowances Reserve                            --              --             --               --             --

Period ended September 30, 1995
     Bad Debt Reserve                                             992             115         170(A)             (56)          1,221
     Sales Returns & Allowances Reserve                            --              --             --               --             --

Year ended September 30, 1996
     Bad Debt Reserve                                           1,221             620         186(B)            (827)          1,200
     Sales Returns & Allowances Reserve                            --           1,519             --               --          1,519

Year ended September 30, 1997
     Bad Debt Reserve                                           1,200             622         100(C)            (621)          1,301
     Sales Returns & Allowances Reserve                         1,519             203             --            (838)            884



NOTES:
     Goodwill.
     Acquisition date balance at acquired companies.
     Accrued liabilities.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Aearo Corporation


Date:  December 29, 1997              By: /s/ John D. Curtin, Jr.
                                         -----------------------
                                         John D. Curtin, Jr.
                                         Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Aearo Corporation hereby severally constitute John D. Curtin, Jr., Bryan J. Carey and Steven F. Scott, and each of them singly, our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Aearo Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Annual Report on Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   December 29, 1997      /s/ John D. Curtin, Jr.
                               -------------------------------------------------
                               John D. Curtin, Jr.
                               Chairman and Chief Executive Officer (Principal
                               Executive Officer)


Date:    December 29, 1997     /s/ Bryan J. Carey
                               -------------------------------------------------
                               Bryan J. Carey
                               Vice President, Chief Financial Officer,
                               Treasurer and Assistant Secretary
                               (Principal Accounting Officer)


Date:    December 29, 1997     /s/ Norman W. Alpert
                               -------------------------------------------------
                               Norman W. Alpert, Director


Date:    December 29, 1997     /s/ William J. Brady
                               -------------------------------------------------
                               William J. Brady, Director


Date:    December 29, 1997     /s/ Margaret J. Hanratty
                               -------------------------------------------------
                               Margaret J. Hanratty, Director


Date:    December 29, 1997     /s/ Arthur J. Nagle
                               -------------------------------------------------

                               Arthur J. Nagle, Director


Date:    December __, 1997
                               -------------------------------------------------
                               Daniel S. O'Connell, Director


Date:    December 23, 1997     /s/ John W. Priesing
                               -------------------------------------------------
                               John W. Priesing, Director


Date:    December 29, 1997     /s/ Samuel L. Hayes, III
                               -------------------------------------------------
                               Samuel L. Hayes, III, Director

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No annual report or proxy material relating to the Registrant's fiscal year ended September 30, 1997 has been sent to security holders of the Registrant.

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                                                           DESCRIPTION
------                                                           -----------
 2.1        --      Asset Transfer Agreement, dated as of June 13, 1995, among Aearo Company (formerly, Cabot Safety
                    Corporation), Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation), and Cabot Safety Acquisition Corporation. (Incorporated by reference  to
                    Exhibit No. 2.1 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo
                    Corporation.)

 2.2        --      Trademark Coexistence Agreement, dated July 11, 1995, between Cabot Corporation and Cabot Safety
                    Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.2 to the Registration Statement on Form
                    S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)

 2.3        --      Subscription Agreement, dated July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation) and Vestar Equity Partners, L.P. (Incorporated by reference to Exhibit No. 2.3 to the Registration
                    Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
                    Corporation.)

 2.4        --      Stockholders' Agreement, dated as of July 11, 1995, among Vestar Equity Partners, L.P., Cabot CSC
                    Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Corporation, and the
                    Management Investors. (Incorporated by reference to Exhibit No. 2.4 to the Registration Statement on Form S-
                    4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.5        --      Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Senior Management).
                    (Incorporated by reference to Exhibit No. 2.5 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.6        --      Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Middle Management).
                    (Incorporated by reference to Exhibit No. 2.6 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.7        --      Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety
                    Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.7 to the Registration Statement on Form
                    S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.8        --      Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety
                    Acquisition Limited (UK). (Incorporated by reference to Exhibit No. 2.8 to the Registration Statement on Form
                    S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.9        --      Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety
                    Canada Acquisition Ltd. (Canada). (Incorporated by reference to Exhibit No. 2.9 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.10       --      Bill of Sale and Assignment, dated as of July 11, 1995, made by Aearo Company (formerly,
                    Cabot Safety  Corporation), Cabot Canada Ltd., and Cabot Safety Limited in favor of Aearo Corporation
                    (formerly, Cabot  Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety
                    Intermediate  Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd.
                    (Incorporated by  reference to Exhibit No. 2.10 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company  and Aearo Corporation.)



EXHIBIT
NUMBER                                                           DESCRIPTION
------                                                           -----------


 2.11       --      Assumption Agreement, dated as of July 11, 1995, by Aearo Corporation (formerly, Cabot
                    Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation,
                    Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. in favor of Cabot Corporation,
                    Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety Limited.
                    (Incorporated by reference to Exhibit No. 2.11 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company and Aearo Corporation.)

 2.12       --      Worldwide Trademark Assignment, dated July 11, 1995, by Aearo Company (formerly, Cabot Safety
                    Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.12 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)

 2.13       --      Worldwide Copyright Assignment, dated July 11, 1995, by Aearo Company (formerly, Cabot Safety
                    Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.13 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)

 2.14       --      Worldwide Patent Assignment, dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation)
                    to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.14 to the Registration
                    Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation).)

 2.15       --      Management Advisory Agreement made as of July 11, 1995, among Aearo Company (formerly, Cabot Safety
                    Corporation), Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Certain Subsidiaries of
                    Aearo Corporation, Vestar Capital Partners and Cabot Corporation. (Incorporated by reference to Exhibit No.
                    2.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

 2.16       --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1995 Employee Stock Purchase Plan.
                    (Incorporated by reference to Exhibit No. 2.16 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 2.17       --      Assignment and Assumption Agreement dated July 11, 1995, by and between Aearo Company
                    (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition Corporation with Respect to the
                    Installment Sale Agreement dated September 1, 1978 by and between the Department of Community Affairs and Economic Development of the State of Delaware and Specialty Composites Corporation (Predecessor to
                    Cabot Safety Corporation) Pertaining to Real Property Located in New Castle County, Delaware, Tax Parcel
                    Number 11- 010.00-003 (Delaware IRB). (Incorporated by reference to Exhibit No. 2.17 to the Registration
                    Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation).)

 2.18       --      Assignment and Assumption Agreement dated July 11, 1995, by and between Cabot Corporation and Cabot Safety
                    Acquisition Corporation with Respect to that Certain Loan Agreement dated as of June 1, 1982 by and between the
                    City of Indianapolis, Indiana and Cabot Corporation (Indianapolis IRB). (Incorporated by reference to Exhibit
                    No. 2.18 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
                    Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 2.19       --      Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor Holding AB,
                    Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo All, dated April 25, 1996. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation) dated May 30, 1996.)

 2.20*      --      Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety
                    Corporation), Eastern Safety Equipment Co., Inc., Alfred H. Jacobson and William Klein and Jack P. Hecht as
                    Trustees of a certain Trust, dated September 19, 1995.

 2.21*      --      Amendment to Stockholder's Agreement dated as of July 3, 1996, by and among Vestar Equity Partners, L.P., Cabot
                    CSC Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Cabot Corporation, and certain other stockholders of Aearo Corporation.



EXHIBIT
NUMBER                                                    DESCRIPTION
------                                                    -----------

 2.22*      --      Amendment to Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor
                    Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo AB, dated May 15, 1996.

 3.1        --      Amended and Restated Certificate of Incorporation of Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation). (Incorporated by reference to Exhibit No. 3.(i).2 to the Registration statement on Form S-4, No.
                    33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 3.2        --      By-Laws of Aearo Corporation (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to
                    Exhibit No. 3(ii).2 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot
                    Safety Corporation) and Aearo Corporation.)

 4.1        --      Indenture dated as of July 11, 1995 between Aearo Company (formerly, Cabot Safety Corporation), Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation), and Fleet National Bank of Connecticut (formerly,
                    Shawmut Bank Connecticut, National Association), as Trustee. (Incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

 4.2        --      Form of Note. (Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-4, No.
                    33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety
                    Holdings Corporation).)

 4.3        --      Form of Exchange Note. (Incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-4,
                    No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot
                    Safety Holdings Corporation).)

 4.4        --      Registration Rights Agreement, dated as of July 11, 1995, among Cabot Safety Acquisition Corporation, Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation), BT Securities Corporation and Chemical Securities
                    Inc. (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-4, No. 33-96190, of
                    Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

 4.5        --      First Supplemental Indenture, dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the
                    Annual Report on Form 10-K of Aearo Corporation (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended September 30, 1995.)

10.1*       --      Credit Agreement, dated as of July 11, 1995, and amended and restated as of May 30, 1996, among Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation), Aearo Company (formerly, Cabot Safety Corporation),
                    Certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Co- Arranger and Administrative Agent.

10.2*       --      Amended and Restated US Pledge Agreement dated as of July 11, 1995, as made by Cabot Safety Acquisition
                    Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Intermediate
                    Corporation and CSC FSC, Inc., in favor of Bankers Trust Company as Collateral Agent for the Benefit of the
                    Secured Creditors.

10.3*       --      Amended and Restated Foreign Pledge Agreement as of July 11, 1995, amended and restated as of May 30, 1996, made by Cabot Safety Canada Acquisition Limited and Cabot Safety Acquisition Limited in favor of Bankers Trust
                    Company as Collateral Agent for the Benefit of the Secured Creditors.

10.4        --      Charge Over United Kingdom Patents and Trademarks made the 11th Day of July, 1995, by Cabot Safety Intermediate
                    Corporation and the Bankers Trust Company as Collateral Agent for Itself and for the Secured Creditors.
                    (Incorporated by reference to Exhibit No. 10.4 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
                    Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation).)

10.5*       --      Amended and Restated US Security Agreement dated as of July 11, 1995, as amended and restated as of May 30,
                    1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition
                    Corporation, Cabot Safety Intermediate Corporation, CSC FSC, Inc., and Bankers Trust Company as Collateral Agent
                    for the Benefit of the Secured Creditors.

10.6*       --      Amended and Restated Canadian Security Agreement dated as of July 11, 1995, as amended and restated as of May
                    30, 1996, granted by Cabot Safety Canada Acquisition Limited in favor of Bankers Trust Company as Collateral
                    Agent for the Benefit of the Secured Creditors.

10.7        --      English Security Agreement (The Debenture) made on the 11th Day of July, 1995 between the Cabot Safety
                    Acquisition Limited and Bankers Trust Company as Collateral Agent for Itself and for the Secured Creditors.
                    (Incorporated by reference to Exhibit No. 10.7 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
                    Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation).)



 10.8       --      Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture
                    Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral
                    Agent, as Mortgagee (recorded in Marion County, Indiana) pertaining to Real Property located at 7911 Zionsville
                    Road, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.8 to the Registration Statement on
                    Form S-4, No. 33- 96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation).)

 10.9       --      Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture
                    Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral
                    Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to l0 Acre Site of Unimproved Land adjacent to 5457 West 79th Street, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.9 to the
                    Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and
                    Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.10      --      Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture
                    Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral
                    Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to Real Property located at 650 Dawson
                    Drive, Newark, Delaware. (Incorporated by reference to Exhibit No. 10.10 to the Registration Statement on Form
                    S-4, No. 33- 96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot
                    Safety Holdings Corporation).)

 10.11      --      Aearo Company (formerly, Cabot Safety Corporation) Employees' Retirement Account Plan, dated as of May l, 1990, as amended. (Incorporated by reference to Exhibit No. 10.11 to the Registration Statement on Form S-4, No.
                    33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.12      --      Fidelity Corporate (401(k)) Plan for Retirement, dated August l, 1993, as amended. (Incorporated by reference to
                    Exhibit No. 10.12 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot
                    Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.13      --      Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive Retirement Plan, dated May l, 1993.
                    (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-4, No. 33- 96190, of
                    Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.14      --      Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company (formerly, Cabot Safety Corporation), pertaining to 8001-8003 Woodland Drive, Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit
                    No. 10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation
                    (formerly, Cabot Safety Holdings Corporation).)

 10.15      --      Sublease, dated April 16, 1990, between American Optical Corporation and Aearo Company (formerly, Cabot Safety
                    Corporation), pertaining to South- bridge, Massachusetts manufacturing facility. (Incorporated by reference to
                    Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo
                    Corporation (formerly, Cabot Safety Holdings Corporation).)

 10.16*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and Restated 1995 Employee and Non-
                    Employee Director Stock Purchase Plan.

 10.17*     --      Form of Executive Security Purchase Agreement.

 10.18*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive Stock Option Plan.

 10.19*     --      Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by Cabot Safety Intermediate
                    Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

 10.20*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

 10.21*     --      Form of Incentive Stock Option Agreement under the Aearo Corporation (formerly, Cabot Safety Holdings
                    Corporation) 1996 Stock Option Plan.

 10.22*     --      Form of Non-Qualified Stock Option Agreement for Company Employees under the Aearo Corporation (formerly,
                    Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

 10.23*     --      Employment Agreement between Peltor AB and Leif Palmact, dated January 1, 1996.

 10.24*     --      Employment Agreement between Peltor AB and Leif Anderzon, dated January 1, 1996.



10.25*      --      Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of
                    May 30, 1996, delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety
                    Equipment Co., Inc. in favor of Bankers Trust Company.

 12.1**     --      Statements re: Computation of Ratios.

 21.1*      --      List of Subsidiaries.

 24.1**     --      Powers of Attorney (see page 67 of this report).

 27.1**     --      Financial Data Schedule.

----------------

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**   Filed herewith.