Form 10-Q
period 1997-12-31
AEARO CORP
filed 1998-02-12
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1997


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

                              --------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED DECEMBER 31, 1997


PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
           DECEMBER 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1997              3-4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED) FOR THE THREE MONTHS ENDED
           DECEMBER 31, 1997 AND 1996                                          5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED) FOR THE THREE MONTHS ENDED
           DECEMBER 31, 1997 AND 1996                                          6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)                                                       7-9

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10-13


PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                              14

ITEM 2.        CHANGES IN SECURITIES                                          14

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                14

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS            14

ITEM 5.        OTHER INFORMATION                                              14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                               14


SIGNATURE PAGE                                                                15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                AEARO CORPORATION

                             BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)



                                                         DECEMBER 31,       SEPTEMBER 30,
                                                            1997                1997
                                                         -----------        ------------
                                                        (Unaudited)

CURRENT ASSETS:

   Cash and cash equivalents                              $  4,111           $   5,476
   Accounts receivable( net of reserve for                  40,951              45,876
      doubtful accounts of $1,308 and
      $1,301, respectively)
   Inventories                                              39,114              36,693
   Deferred and prepaid expenses                             3,563               3,397
                                                          --------            --------

         Total current assets                               87,739              91,442
                                                          --------            --------

PROPERTY, PLANT AND EQUIPMENT, NET                          62,814              64,948

INTANGIBLE ASSETS, NET                                     142,516             146,906

OTHER ASSETS                                                 7,103               7,580
                                                          --------            --------

         Total assets                                     $300,172            $310,876
                                                          ========            ========























   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                                    DECEMBER 31,         SEPTEMBER 30,
                                                                       1997                  1997
                                                                    -----------          ------------
                                                                    (Unaudited)

CURRENT LIABILITIES:
   Current portion of long-term debt                                 $ 11,679              $ 10,937
   Accounts payable and accrued liabilities                            31,755                36,186
   Accrued interest                                                     6,850                 3,769
   U.S. and foreign income taxes                                        3,142                 2,734
                                                                     --------              --------

         Total current liabilities                                     53,426                53,626
                                                                     --------              --------

LONG-TERM DEBT                                                        227,217               233,729

DEFERRED INCOME TAXES                                                     954                   883

OTHER LIABILITIES                                                       2,625                 2,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                 --                    --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--97,625 and 96,810 shares at
     December 31, and September 30, 1997, respectively                      1                     1
   Additional paid-in capital                                          32,535                32,476
   Retained  deficit                                                   (6,018)               (5,269)
   Cumulative foreign currency translation adjustments                (10,568)               (7,258)
                                                                     --------              --------

         Total stockholders' equity                                    15,950                19,950
                                                                     --------              --------

         Total liabilities and stockholders' equity                  $300,172              $310,876
                                                                     ========              ========













   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                            STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                                 FOR THE THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                1997                    1996
                                                               -------                -------

NET SALES                                                      $69,712                $66,589

COST OF SALES                                                   39,062                 38,599
                                                               -------                -------

         Gross profit                                           30,650                 27,990

SELLING AND ADMINISTRATIVE                                      21,515                 20,468

RESEARCH AND TECHNICAL SERVICES                                  1,271                  1,327

AMORTIZATION OF INTANGIBLES                                      1,724                  2,191

OTHER CHARGES (INCOME), NET                                       (438)                   450
                                                               -------                -------

         Operating income                                        6,578                  3,554

INTEREST EXPENSE, NET                                            6,658                  6,543
                                                               -------                -------

         loss before provision for income taxes                    (80)                (2,989)

PROVISION (BENEFIT) FOR INCOME TAXES                               669                   (420)
                                                               -------                -------

         Net loss                                                 (749)                (2,569)

PREFERRED STOCK DIVIDEND ACCRUED                                 1,934                  1,703
                                                               -------                -------

         Loss applicable to Common Shareholders                 (2,683)                (4,272)
                                                               =======                =======

LOSS PER COMMON SHARE                                          $(27.62)               $(42.98)
                                                               =======                =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      97,136                 99,389
                                                               =======                =======








   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997                  1996
                                                                                    -------               -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $  (749)              $(2,569)
   Adjustments to reconcile net income (loss) to cash provided (used) by operating activities-
     Depreciation                                                                     2,921                 2,306
     Amortization of intangible assets and deferred financing costs                   2,202                 2,665
     Deferred income taxes                                                              173                    --
     Other, net                                                                           5                  (142)
     Changes in assets and liabilities-
       Accounts receivable                                                            4,805                 4,373
       Inventory                                                                     (2,635)               (5,156)
       Accounts payable and accruals                                                 (1,158)                 (907)
       Other, net                                                                       184                (1,578)
                                                                                    -------               -------

              Net cash provided  (used) by operating activities                       5,748                (1,008)
                                                                                    -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                        (1,348)               (1,835)
   Proceeds provided by disposals of property, plant and equipment                       --                   800
                                                                                    -------               -------

              Net cash used by investing activities                                  (1,348)               (1,035)
                                                                                    -------               -------

CASH Flows from Financing Activities:
   Proceeds from (repayment of) revolving credit facility, net                       (3,300)                2,300
   Repayment of term loans                                                           (2,491)               (1,933)
   Repayment of external long-term debt                                                 (35)                 (572)
   Sale of common stock, net                                                            248                   488
   Increase in shareholder notes, net                                                  (188)                  (11)
                                                                                    -------               -------

              Net cash provided (used) by financing activities                       (5,766)                  272
                                                                                    -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   1                   705
                                                                                    -------               -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,365)               (1,066)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        5,476                 8,540
                                                                                    -------               -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 4,111               $ 7,474
                                                                                    =======               =======

CASH PAID FOR:
   Interest                                                                         $ 3,204               $ 2,958
                                                                                    =======               =======
   Income taxes                                                                     $    98               $   280
                                                                                    =======               =======












   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


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

                                DECEMBER 31, 1997
                                   (UNAUDITED)


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

       Loss per Common Share. Loss per common share has been computed by dividing loss applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period.

       On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which improves the earnings per share information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share on an international basis. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. Prior period earnings
       (loss) per share in these financial statements were not affected under this new pronouncement.


 (5)   INVENTORIES

       Inventories consisted of the following (dollars in thousands):

                                     DECEMBER 31,     SEPTEMBER 30,
                                         1997            1997
                                     -----------      ------------

                                     (unaudited)

        Raw materials                  $11,579          $10,031
        Work in process                  8,761            9,982
        Finished goods                  18,774           16,680
                                       -------          -------
                                       $39,114          $36,693
                                       =======          =======

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(6)    DEBT

       The In addition, Aearo Company issued $100.0 million of Senior Subordinated Notes due 2005 (Notes). In May, 1996, Aearo Company and the Syndicated Lenders amended and restated the Agreement to provide (i) term loans denominated in U.S., Canadian, British, and German currencies aggregating $140.0 million (Term Loans and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility),

                                AEARO CORPORATION

                                DECEMBER 31, 1997
                                   (UNAUDITED)

(6)    DEBT (CONTINUED)

       (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at December 31, 1997. At December 31, 1997, the amounts outstanding on the term loans and the revolving credit facility were $127.2 million and $6.9 million, respectively.

 (7)   COMMITMENTS AND CONTINGENCIES

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


(8)    ACQUISITIONS

       On May 30, 1996, the Company acquired Peltor Holding AB (the Acquisition) for approximately $85.6 million. The Acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the consolidated financial statements for the periods subsequent to May 30, 1996, reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on the estimated fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including notes thereto, appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in such forward-looking statements. The factors that might cause such a difference include, among others, the following: risks associated with indebtedness; risks related to acquisitions; risks associated with the conversion to a new management information system; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.



                          1998 COMPARED TO 1997 RESULTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended        Three Months Ended             Change
                                      -------------------------   ------------------------      Increase (Decrease)
                                      December 31,   Percent of   December 31,  Percent of      -------------------
                                         1997        Net Sales       1996        Net Sales       Amount     Percent

Net Sales
   Safety Products                     $59,925         86.0        $58,065         87.2         $ 1,860        3.2
   Specialty Composites                  9,787         14.0          8,524         12.8           1,263       14.8
                                       -------        -----        -------        -----         -------
     Total net sales                    69,712        100.0         66,589        100.0           3,123        4.7
Cost of Sales                           39,062         56.0         38,599         58.0             463        1.2
                                       -------        -----        -------        -----         -------
   Gross Profit                         30,650         44.0         27,990         42.0           2,660        9.5
Operating Expenses-
   Selling and administrative           21,515         30.9         20,468         30.7           1,047        5.1
   Research and technical service        1,271          1.8          1,327          2.0             (56)      (4.2)
   Amortization expense                  1,724          2.5          2,191          3.3            (467)     (21.3)
   Other charges(income),net              (438)        (0.6)           450          0.7            (888)        --
                                       -------        -----        -------        -----         -------
     Operating income                    6,578          9.4          3,554          5.3           3,024       85.1
Interest expense, net                    6,658          9.5          6,543          9.8             115        1.8
                                       -------        -----        -------        -----         -------
   Loss before provision for
income taxes                               (80)        (0.1)        (2,989)        (4.5)         (2,909)     (97.3)
Provision for income taxes                 669          1.0           (420)        (0.6)          1,089         --
                                       -------        -----        -------        -----         -------
Net loss                                  (749)        (1.1)        (2,569)        (3.9)         (1,820)     (70.8)
Preferred stock dividend accrued         1,934          2.8          1,703          2.5             231       13.6
                                       -------        -----        -------        -----         -------
Loss applicable to common
shareholders                            (2,683)        (3.9)        (4,272)        (6.4)         (1,589)     (37.2)
                                       =======        =====        =======        =====         =======
Loss per common share                   (27.62)                     (42.98)                      (15.36)     (35.7)
                                       =======                     =======                      =======
EBITDA                                 $11,215         16.1        $ 8,041         12.1         $ 3,174       39.5
                                       =======        =====        =======        =====         =======

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Net Sales. Net sales in the three months ended December 31, 1997 increased 4.7% to $69.7 million from $66.6 million in the three months ended December 31, 1996. Both operating segments enjoyed growth with Safety Products net sales in the three months ended December 31, 1997 increasing 3.2% to $59.9 million from $58.1 million in the three months ended December 31, 1996. Sales increased in all major market segments although growth in Europe was partially offset by the effect of a stronger U.S. Dollar. Specialty Composites' net sales in the three months ended December 31, 1997 increased 14.8% to $9.8 million from $8.5 million in the three months ended December 31, 1996. The increase was primarily driven by a rebound in the Class 8 truck market versus the period of a year ago.

Gross Profit. Gross Profit in the three months ended December 31, 1997 increased 9.5% to $30.7 million from $28.0 million in the three months ended December 31, 1996. Gross Profit as a percentage of net sales in the three months ended December 31, 1997 was 44.0% as compared to 42.0% in the three months ended December 31, 1996. The Gross Profit amount and percentage increased as the Company overcame the difficulties triggered by the conversion to a new management information system and the changes in manufacturing processes at the Southbridge, Massachusetts facility. These improvements have resulted in decreased spending at the Southbridge facility.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended December 31, 1997 increased 5.1% to $21.5 million from $20.5 million in the three months ended December 31, 1996. Within this increase is a reduction of $0.2 million of distribution expenses. Although net sales were up 4.7%, distribution expenses decreased as the Company continued to improve service levels and overcame the difficulties triggered by the conversion to the new management information system. Sales and marketing expenses decreased by $0.5 million. These reductions were more than offset by the $1.0 million accrual of management and employee incentives in the current period compared to no accrual in the year ago period. Selling and administrative expenses as a percentage of net sales in the three months ended December 31, 1997 increased to 30.9% of net sales as compared to 30.7% of net sales in the three months ended December 31, 1996.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended December 31, 1997 remained relatively flat, decreasing 4.2% to $1.27 million from $1.33 million in the three months ended December 31, 1996.

Amortization of Intangibles. Amortization expense in the three months ended December 31, 1997 decreased 21.3% to $1.7 million from $2.2 million in the three months ended December 31, 1996. The decrease was due to final purchase accounting adjustments associated with the acquisition of Peltor. Other Charges (Income), Net. Other Charges (Income), Net improved to income of $0.4 million for the three months ended December 31, 1997 as compared to expense of $0.5 million for the three months ended December 31, 1996. This change was a result of foreign currency transaction gains in the three months ended December 31, 1997 as compared to foreign currency transaction losses in the three months ended December 31, 1996.

Operating Income. Mainly as a result of an increase in net sales, the Company's improved service levels, the changes in manufacturing at the Southbridge, Massachusetts facility, the change in the Peltor acquisition amortization and the income from foreign currency transaction gains, operating income increased 85.1% to $6.6 million in the three months ended December 31, 1997 from $3.6 million in the three months ended December 31, 1996. Operating income as a percentage of net sales in the three months ended December 31, 1997 was 9.4% as compared to 5.3% in the three months ended December 31, 1996.

Provision (Benefit) For Income Taxes. The provision for income taxes in the three months ended December 31, 1997 was $0.7 million compared to a benefit of $0.4 million in the three months ended December 31, 1996. The

Company's foreign subsidiaries have taxable income in their foreign jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the three months ended December 31, 1997 the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

Interest Expense, Net. Interest expense, net in the three months ended December 31, 1997 increased 1.8% to $6.7 million from $6.5 million in the three months ended December 31, 1996.

Net Loss. For the three months ended December 31, 1997 the Company had a net loss of $0.7 million as compared to a net loss of $2.6 million for the three months ended December 31, 1996.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)

                                               Three Months Ended             Change
                                                  December 31,          Favorable (Unfavorable)
                                                1997         1996        Amount        Percent
                                              -------       ------       ------         -----

Operating Income                              $ 6,578       $3,554       $3,024          85.1 %
Add Backs:
     Depreciation                               2,921        2,306          615          26.7%
     Amortization of Intangibles                1,724        2,191         (467)        (21.3)%
     Non-operating Costs(Income) (1)               (8)         (10)           2          20.0 %
                                              -------       ------       ------

EBITDA                                        $11,215       $8,041       $3,174          39.5%
                                              =======       ======       ======         =====

(1) OTHER CHARGES (INCOME), NET SUMMARY:
   Non-operating Costs (Income), Net          $    (8)      $  (10)      $    2         (20.0)%
   Foreign Exchange                              (430)         460          890         193.5 %
                                              -------       ------       ------         -----
Total Other Charges (Income), Net             $  (438)      $  450       $  888         197.3 %
                                              =======       ======       ======         =====



EBITDA for the three months ended December 31, 1997 was $11.2 million as compared to $8.0 million for the three months ended December 31, 1996. This increase was due primarily to the increase in net sales, the Company's improved service levels, the changes in manufacturing at the Southbridge, Massachusetts facility, and the income from foreign currency transaction gains. EBITDA as a percentage of net sales in the three months ended December 31, 1997 was 16.1% as compared to 12.1% in the three months ended December 31, 1996.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. During the fourth quarter of fiscal 1997, the Company initiated the use of forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability.


EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at December 31, 1997. At December 31, 1997, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $127.2 million and $6.9 million, respectively.

Maturities under the Company's Term Loans are: $8.1 million for the remainder of fiscal 1998, $13.0 million in fiscal 1999, $15.9 million in fiscal 2000, $20.7 million in fiscal 2001, $34.3 million in fiscal 2002 and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. Generally the capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year. In the three months ended December 31, 1997 the Company spent $1.3 million for capital expenditures as compared to $1.8 million in the three months ended December 31, 1996. The major items included in capital expenditures over the past three years were an aggregate of $5.4 million for a casting line at the Newark, Delaware facility and $8.0 million for the new management information system.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the three months ended December 31, 1997 totaled $5.7 million as compared to net cash used by operating activities of $1.0 million for the three months ended December 31, 1996. The improvement was due primarily to
(i) improved operations which decreased the net loss by $1.8 million, (ii) a reduction in the growth in inventory of $2.6 million, and (iii) comparative improvements in accounts receivable collections of $0.4 million. The Company realized improvements in working capital as inventory management ,shipping and billing accuracy improved.

Net cash used by investing activities was $1.3 million for the three months ended December 31, 1997 as compared to $1.0 million for the three months ended December 31, 1996. Net cash used by investing activities consisted of $1.3 million of capital expenditures in the three months ended December 31, 1997 as compared to $1.8 million in the three months ended December 31, 1996. Offsetting the spending in the three months ended December 31, 1996 was $0.8 million in proceeds from the sale of the Rhode Island facility of Peltor, Inc. as those operations were consolidated into the Company's Southbridge, Massachusetts and Indianapolis, Indiana facilities.

Net cash used by financing activities for the three months ended December 31, 1997 was $5.8 million as the Company reduced the borrowings under the Revolving Credit Facility by $3.3 million and made scheduled principal repayments on the Term Loans for $2.5 million. Net cash provided by financing activities for the three months ended December 31, 1996 was $0.3 million as borrowings under the Revolving Credit Facility increased by $2.3 million, more than offsetting the scheduled principal repayments on the Term Loans of $1.9 million.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. Throughout most of fiscal 1997, borrowing levels remained high until the difficulties associated with the conversion to the new management information system were largely resolved and the improvements in production planning were beginning to be realized. Management believes that improvements will continue to be realized during the current fiscal year. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

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

ITEM 2.  CHANGES IN SECURITIES

On November 28, 1997 the Company sold 50 shares and 65 shares respectively of its common stock, par value $.01 per share ("Common Stock"), to Jeffrey S. Kulka, its Corporate Controller and James R. Jandl, its Corporate Director Human Resources. In addition, on December 5, 1997 the Company sold 125 shares of its Common Stock to Roland W. Cyr, Jr., its Chief Information Officer and on December 23, 1997 the Company sold 625 shares of its Common Stock to Steven F. Scott, its Vice President and General Counsel. All of such purchases were at a purchase price per share of $300 in cash, except that Mr. Scott and Mr. Cyr financed a portion ($152,500 and $34,000, respectively) of such purchases, through loans from the Company. Such loans are secured by the Common Stock purchased with the proceeds thereof, have a term of 5 years and bear interest at an annual rate of 7%. The issuance of said shares was made pursuant to the Company's 1995 Employee Stock Purchase Plan and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by virtue of
Section 4(2) of the act.

On October 8, 1997, the Company repurchased 50 shares of its Common Stock from Jeffrey Hamer, an employee, upon his resignation from the Company for an aggregate consideration of $6,793.22.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                  None.

ITEM 5.  OTHER INFORMATION
                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 -- Financial Data Schedule

(b) Report on Form 8-K, dated October 22, 1997 in connection with release of preliminary fourth quarter and fiscal 1997 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 4, 1998                  AEARO CORPORATION

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


EXHIBIT             DESCRIPTION

27.1                Financial Data Schedule