Form 10-Q
period 1998-03-31
AEARO CORP
filed 1998-05-05
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
         MARCH 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997                 3-4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED) FOR THE THREE MONTH AND SIX MONTH PERIODS
         ENDED MARCH 31, 1998 AND 1997                                     5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED) FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997      6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                                       7-9

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10-17

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                        18

ITEM 2.           CHANGES IN SECURITIES                                    18

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                          18

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS      19

ITEM 5.           OTHER INFORMATION                                        19

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                         19


SIGNATURE PAGE                                                             20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)

                                                                               MARCH 31,           SEPTEMBER 30,
                                                                                 1998                  1997
                                                                               ---------           -------------
                                                                              (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  5,271             $  5,476
   Accounts receivable (net of reserve for doubtful accounts of $1,456
         and $1,301, respectively)                                                39,955               45,876
   Inventories                                                                    40,441               36,693
   Deferred and prepaid expenses                                                   3,172                3,397
                                                                                --------             --------

         Total current assets                                                     88,839               91,442
                                                                                --------             --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                61,637               64,948

INTANGIBLE ASSETS, NET                                                           140,476              146,906

OTHER ASSETS                                                                       6,629                7,580
                                                                                --------             --------

         Total assets                                                           $297,581             $310,876
                                                                                ========             ========






   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (COMBINED)

                             (DOLLARS IN THOUSANDS)

                                                                            MARCH 31,             SEPTEMBER 30,
                                                                              1998                    1997
                                                                            ---------             -------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                        $ 12,256                $ 10,937
   Accounts payable and accrued liabilities                                   33,497                  36,186
   Accrued interest                                                            3,791                   3,769
   U.S. and foreign income taxes                                               3,110                   2,734
                                                                            --------                --------

         Total current liabilities                                            52,654                  53,626
                                                                            --------                --------

LONG-TERM DEBT                                                               227,165                 233,729

DEFERRED INCOME TAXES                                                            920                     883

OTHER LIABILITIES                                                              2,653                   2,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                         -                       -
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--101,537.5 and 96,810 shares at
     March 31, 1998 and September 30, 1997, respectively                           1                       1
   Additional paid-in capital                                                 32,313                  32,476
   Retained  deficit                                                          (7,205)                 (5,269)
   Cumulative foreign currency translation adjustments                       (10,920)                 (7,258)
                                                                            --------                --------

         Total stockholders' equity                                           14,189                  19,950
                                                                            --------                --------

         Total liabilities and stockholders' equity                         $297,581                $310,876
                                                                            ========                ========











   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)


                                                 FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                           MARCH 31,                             MARCH 31,
                                                 --------------------------            ----------------------------
                                                   1998               1997               1998                1997
                                                 -------            -------            --------            --------

NET SALES                                        $71,779            $69,596            $141,491            $136,185

COST OF SALES                                     39,799             41,123              78,861              79,722
                                                 -------            -------            --------            --------

         Gross profit                             31,980             28,473              62,630              56,463

SELLING AND ADMINISTRATIVE                        23,382             21,361              44,897              41,829

RESEARCH AND TECHNICAL SERVICES                    1,040              1,270               2,311               2,597

AMORTIZATION OF INTANGIBLES                        1,699              2,125               3,423               4,316

OTHER CHARGES (INCOME), NET                         (205)             1,529                (643)              1,979
                                                 -------            -------            --------            --------

         Operating income                          6,064              2,188              12,642               5,742

INTEREST EXPENSE, NET                              6,604              6,703              13,262              13,246
                                                 -------            -------            --------            --------

         Income (loss) before provision
         (benefit) for income taxes                 (540)            (4,515)               (620)             (7,504)

PROVISION (BENEFIT) FOR INCOME TAXES                 647             (1,403)              1,316              (1,823)
                                                 -------            -------            --------            --------

         Net income (loss)                        (1,187)            (3,112)             (1,936)             (5,681)

PREFERRED STOCK DIVIDEND ACCRUED                   1,954              1,721               3,888               3,424
                                                 -------            -------            --------            --------

         Earnings (loss) applicable to
         Common Shareholders                     $(3,141)           $(4,833)           $ (5,824)           $ (9,105)
                                                 =======            =======            ========            ========


EARNINGS (LOSS) PER COMMON SHARE                 $(32.16)           $(49.03)           $ (59.80)           $ (91.98)
                                                 =======            =======            ========            ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                97,669             98,574              97,399              98,986
                                                 =======            =======            ========            ========


   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -----------------------------
                                                                                   1998                  1997
                                                                                 -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(1,936)              $(5,681)
   Adjustments to reconcile net loss to cash provided (used) by operating activities-
     Depreciation                                                                  5,873                 4,693
     Amortization of intangible assets and deferred financing costs                4,377                 5,265
     Deferred income taxes                                                           214                   215
     Other, net                                                                        5                   393
     Changes in assets and liabilities-
        Accounts receivable                                                        5,879                 2,449
        Inventory                                                                 (3,983)               (2,889)
        Accounts payable and accruals                                             (2,459)               (4,681)
        Other, net                                                                   511                (4,455)
                                                                                 -------               -------

               Net cash provided (used) by operating activities                    8,481                (4,691)
                                                                                 -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                     (3,217)               (3,904)
   Proceeds provided by disposals of property, plant and equipment                     2                   811
   Purchase of Shoplyne assets                                                        --                  (242)
                                                                                 -------               -------

               Net cash used by investing activities                              (3,215)               (3,335)
                                                                                 -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) revolving credit facility, net                      (200)                8,450
   Repayment of term loans                                                        (4,982)               (3,866)
   Repayment of external long-term debt                                              (93)                 (620)
   Sale of common stock, net                                                         943                    37
   Decrease (increase) in shareholder notes, net                                  (1,107)                  147
                                                                                 -------               -------

               Net cash provided (used) by financing activities                   (5,439)                4,148
                                                                                 -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (32)                  356
                                                                                 -------               -------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (205)               (3,522)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     5,476                 8,540
                                                                                 -------               -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 5,271               $ 5,018
                                                                                 =======               =======

CASH PAID FOR:
   Interest                                                                      $12,374               $12,350
                                                                                 =======               =======
   Income taxes                                                                  $   792               $ 1,323
                                                                                 =======               =======




   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


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

                                 MARCH 31, 1998
                                   (UNAUDITED)

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

(5)    INVENTORIES

       Inventories consisted of the following (dollars in thousands):

                                           MARCH 31,      SEPTEMBER 30,
                                             1998             1997
                                           ---------      -------------
                                          (unaudited)

              Raw materials                 $11,111          $10,031
              Work in process                 9,547            9,982
              Finished goods                 19,783           16,680
                                            -------          -------

                                            $40,441          $36,693
                                            =======          =======

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(6)    DEBT

       The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility) (collectively, the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions, with which Aearo Company was in compliance at March 31, 1998. At March 31, 1998, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $124.7 million and $10.0 million, respectively.

                                AEARO CORPORATION

                                 MARCH 31, 1998
                                   (UNAUDITED)


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


                     1998 COMPARED TO 1997 RESULTS
                      THREE MONTHS ENDED MARCH 31
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended           Three Months Ended               Change
                                             ---------------------------   -------------------------   Increase     (Decrease)
                                             March 31,        Percent of   March 31,      Percent of   -----------------------
                                               1998            Net Sales     1997         Net Sales     Amount        Percent

Net Sales
   Safety Products                            $61,639             85.9      $60,577          87.0      $ 1,062           1.8
   Specialty Composites                        10,140             14.1        9,019          13.0        1,121          12.4
                                              -------            -----      -------         -----      -------
     Total net sales                           71,779            100.0       69,596         100.0        2,183           3.1
Cost of Sales                                  39,799             55.4       41,123          59.1       (1,324)         (3.2)
                                              -------            -----      -------         -----      -------
   Gross profit                                31,980             44.6       28,473          40.9        3,507          12.3
Operating Expenses
   Selling and administrative                  23,382             32.6       21,361          30.7        2,021           9.5
   Research and technical services              1,040              1.5        1,270           1.8         (230)        (18.1)
   Amortization of intangibles                  1,699              2.4        2,125           3.1         (426)        (20.1)
   Other charges(income), net                    (205)            (0.3)       1,529           2.2       (1,734)       (113.4)
                                              -------            -----      -------         -----      -------
     Operating income                           6,064              8.4        2,188           3.1        3,876         177.2
Interest expense, net                           6,604              9.2        6,703           9.6          (99)         (1.5)
                                              -------            -----      -------         -----      -------
   Loss before provision (benefit)
   for income taxes                              (540)            (0.8)      (4,515)         (6.5)      (3,975)        (88.0)
Provision (benefit) for income taxes              647              0.9       (1,403)         (2.0)       2,050         146.1
                                              -------            -----      -------         -----      -------
Net loss                                       (1,187)            (1.7)      (3,112)         (4.5)      (1,925)        (61.9)
Preferred stock dividend accrued                1,954              2.7        1,721           2.4          233          13.5
                                              -------            -----      -------         -----      -------
Loss applicable to common shareholders        $(3,141)            (4.4)     $(4,833)         (6.9)     $ 1,692)        (35.0)
                                              =======            =====      =======         =====      =======
Loss per common share                         $(32.16)                      $(49.03)                   $(16.87)        (34.4)
                                              =======                       =======                    =======
EBITDA                                        $10,685             14.9      $ 7,179          10.3      $ 3,506          48.8
                                              =======            =====      =======         =====      =======

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net Sales. Net sales in the three months ended March 31, 1998 increased 3.1% to $71.8 million from $69.6 million in the three months ended March 31, 1997. Both operating segments enjoyed growth with Safety Products net sales in the three months ended March 31, 1998 increasing 1.8% to $61.6 million from $60.6 million in the three months ended March 31, 1997 as growth with U.S. Consumer and North American and European Industrial accounts more than offset the negative effect of a stronger U.S. Dollar and decline in business with customers in Asia. Specialty Composites' net sales in the three months ended March 31, 1998 increased 12.4% to $10.1 million from $9.0 million in the three months ended March 31, 1997. The increase was primarily driven by the strengthening general aviation and Class 8 truck markets.

Gross Profit. Gross profit in the three months ended March 31, 1998 increased 12.3% to $32.0 million from $28.5 million in the three months ended March 31, 1997. Gross Profit as a percentage of net sales in the three months ended March 31, 1998 was 44.6% as compared to 40.9% in the three months ended March 31, 1997. The Gross Profit amount was favorably impacted by the increased net sales, and decreased cost of sales reflective of to the realization of operating improvements as the Company overcame the difficulties triggered by the conversion to a new management information system and the changes in manufacturing processes at the Southbridge, Massachusetts facility. These improvements have resulted in decreased spending at the Southbridge facility. These decreased operating costs, as well as growth in Peltor products, were the main determinants in the improvement in the gross profit as a percent of net sales.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended March 31, 1998 increased 9.5% to $23.4 million from $21.4 million in the three months ended March 31, 1997. Within this increase is a reduction of $0.21 million of distribution expenses. Although net sales were up 3.1%, distribution expenses decreased as the Company continued to improve service levels and overcame the difficulties triggered by the conversion to the new management information system. Sales and marketing expenses decreased by $0.25 million. These reductions were more than offset by normalized incentive accruals as well as $1.6 million for severance and associated charges relative to changes in senior management and the closing of the Company's Boston headquarters in the current period compared to the year ago period. Selling and administrative expenses as a percentage of net sales in the three months ended March 31, 1998 increased to 32.6% of net sales as compared to 30.7% of net sales in the three months ended March 31, 1997.

Research and Technical Services Expenses. Research and technical services expenses in the three months ended March 31, 1998 decreased 18.1% to $1.04 million from $1.27 million in the three months ended March 31, 1997. This decrease was due primarily to the timing of European development activities during these interim periods, and to a lesser extent the effect of a stronger U.S. dollar relative to the Swedish Krona.

Amortization of Intangibles. Amortization expense in the three months ended March 31, 1998 decreased 20.1% to $1.7 million from $2.1 million in the three months ended March 31, 1997. The decrease was due to final purchase accounting adjustments associated with the acquisition of Peltor.

Other Charges (Income), Net. Other Charges (Income), Net improved to income of $0.2 million for the three months ended March 31, 1998 as compared to expense of $1.5 million for the three months ended March 31, 1997. This change was primarily a result of foreign currency transaction gains in the three months ended March 31, 1998 as compared to foreign currency transaction losses and charges related to the abandonment of two automation related capital projects totaling approximately $0.5 million at the Company's Indianapolis, Indiana facility in the three months ended March 31, 1997.

Operating Income. Primarily as a result of the factors discussed above, operating income increased 177.2% to $6.1 million in the three months ended March 31, 1998 from $2.2 million in the three months ended March 31, 1997. Operating income as a percentage of net sales in the three months ended March 31, 1998 was 8.5% as compared to 3.1% in the three months ended March 31, 1997.

Provision (Benefit) For Income Taxes. The provision for income taxes in the three months ended March 31, 1998 was $0.6 million compared to a benefit of $1.4 million in the three months ended March 31, 1997. The Company's foreign subsidiaries have taxable income in their jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the three months ended March 31, 1998 the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

Interest Expense, Net. Interest expense, net in the three months ended March 31, 1998 decreased 1.5% to $6.6 million from $6.7 million in the three months ended March 31, 1997.

Net Loss. For the three months ended March 31, 1998 the Company had a net loss of $1.2 million as compared to a net loss of $3.1 million for the three months ended March 31, 1997.

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

                          EBITDA CALCULATION
                         (DOLLARS IN THOUSANDS)

                                               Three Months Ended                Change
                                                   March 31,             Favorable (Unfavorable)
                                               1998         1997         Amount         Percent
                                               ----         ----         ------         -------

Operating Income                             $ 6,064       $2,188       $  3,876         177.2%
Add Backs:
     Depreciation                              2,952        2,387            565          23.7%
     Amortization of Intangibles               1,699        2,125           (426)        (20.1%)
     Non-operating Costs (Income) (1)            (30)         479           (509)       (106.3%)
                                             -------       ------       --------

EBITDA                                       $10,685       $7,179       $  3,506          48.8%
                                             =======       ======       ========


(1) Other Charges (Income), Net Summary:

   Non-operating Costs (Income), Net         $   (30)      $  479       $  (509)        (106.3%)
   Foreign Transaction (Gains) Losses           (175)       1,050        (1,225)        (116.7%)
                                             -------       ------       -------
Total Other Charges (Income), Net            $  (205)      $1,529       $(1,734)        (113.4%)
                                             =======       ======       =======



EBITDA for the three months ended March 31, 1998 was $10.7 million as compared to $7.2 million for the three months ended March 31, 1997. This increase was due primarily to the increase in net sales, the Company's improved service levels, the changes in manufacturing at the Southbridge, Massachusetts facility, and the income from foreign currency transaction gains (as compared to losses in the three month period ended March 31, 1997), with some offset due to the increases in selling and administrative, primarily due to the $1.6 million severance and associated charges relative to changes in senior management and the closing of the Company's Boston headquarters in the current period. EBITDA as a percentage of net sales in the three months ended March 31, 1998 was 14.9% as compared to 10.3% in the three months ended March 31, 1997. Excluding the $1.6 million charge, EBITDA would have been $12.3 million, or 17.1% of net sales for the three months ended March 31, 1998.


                          1998 COMPARED TO 1997 RESULTS
                            SIX MONTHS ENDED MARCH 31
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Six Months Ended           Six Months Ended               Change
                                             -----------------------    ------------------------   Increase      (Decrease)
                                             March 31,    Percent of    March 31,     Percent of   ------------------------
                                               1998        Net Sales      1997        Net Sales     Amount         Percent

Net Sales
   Safety Products                           $121,564         85.9      $118,642         87.1      $ 2,922            2.5
   Specialty Composites                        19,927         14.1        17,543         12.9        2,384           13.6
                                             --------        -----      --------        -----      -------
     Total net sales                          141,491        100.0       136,185        100.0        5,306            3.9
Cost of Sales                                  78,861         55.7        79,722         58.5         (861)          (1.1)
                                             --------        -----      --------        -----      -------
   Gross profit                                62,630         44.3        56,463         41.5        6,167           10.9
Operating Expenses-
   Selling and administrative                  44,897         31.7        41,829         30.7        3,068            7.3
   Research and technical services              2,311          1.7         2,597          1.9         (286)         (11.0)
   Amortization of intangibles                  3,423          2.4         4,316          3.2         (893)         (20.7)
   Other charges(income),net                     (643)        (0.4)        1,979          1.5       (2,622)        (132.5)
                                             --------        -----      --------        -----      -------
     Operating income                          12,642          8.9         5,742          4.2        6,900          120.2
Interest expense, net                          13,262          9.4        13,246          9.7           16            0.1
                                             --------        -----      --------        -----      -------
   Loss before provision (benefit)
   for income taxes                              (620)        (0.5)       (7,504)        (5.5)      (6,884)         (91.7)
Provision (benefit) for income taxes            1,316          0.9        (1,823)        (1.3)       3,139          172.2
                                             --------        -----      --------        -----      -------
Net loss                                       (1,936)        (1.4)       (5,681)        (4.2)      (3,745)         (65.9)
Preferred stock dividend accrued                3,888          2.7         3,424          2.5          464           13.6
                                             --------        -----      --------        -----      -------
Loss applicable to common
   shareholders                              $ (5,824)        (4.1)     $ (9,105)        (6.7)     $(3,281)         (36.0)
                                             ========        =====      ========        =====      =======
Loss per common share                        $ (59.80)                  $ (91.98)                  $(32.18)         (35.0)
                                             ========                   ========                   =======
EBITDA                                       $ 21,900         15.5      $ 15,220         11.2      $ 6,680           43.9
                                             ========        =====      ========        =====      =======


RESULTS OF OPERATIONS -- SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

Net Sales. Net sales in the six months ended March 31, 1998 increased 3.9% to $141.5 million from $136.2 million in the six months ended March 31, 1997. Both operating segments enjoyed growth with Safety Products net sales in the six months ended March 31, 1998 increasing 2.5% to $121.6 million from $118.6 million in the six months ended March 31, 1997 as growth with U.S. Consumer and North American and European Industrial accounts more than offset the negative effect of a stronger U.S. Dollar and decline in business with customers in Asia. Specialty Composites' net sales in the six months ended March 31, 1998 increased 13.6% to $19.9 million from $17.5 million in the six months ended March 31, 1997. The increase was primarily driven by the strengthening general aviation and Class 8 truck markets.

Gross Profit. Gross profit in the six months ended March 31, 1998 increased 10.9% to $62.6 million from $56.5 million in the six months ended March 31, 1997. Gross Profit as a percentage of net sales in the six months ended March 31, 1998 was 44.3% as compared to 41.5% in the six months ended March 31, 1997. The Gross Profit amount was favorably impacted by the increased net sales, and decreased cost of sales reflective of to the realization of operating improvements as the Company overcame the difficulties triggered by the conversion to a new management information system and the changes in manufacturing processes at the Southbridge, Massachusetts facility. These improvements have resulted in decreased spending at the Southbridge facility. These decreased operating costs were the main determinants in the improvement in the gross profit as a percent of net sales.

Selling and Administrative Expenses. Selling and administrative expenses in the six months ended March 31, 1998 increased 7.3% to $44.9 million from $41.8 million in the six months ended March 31, 1997. Within this increase is a reduction of $0.43 million of distribution expenses. Although net sales were up 3.9%, distribution expenses decreased as the Company continued to improve service levels and overcame the difficulties triggered by the conversion to the new management information system. Sales and marketing expenses decreased by $0.8 million. These reductions were more than offset by normalized incentive accruals as well as $1.6 million for severance and associated charges relative to changes in senior management and the closing of the Company's Boston headquarters in the current period compared to the year ago period. Selling and administrative expenses as a percentage of net sales in the six months ended March 31, 1998 increased to 31.7% of net sales as compared to 30.7% of net sales in the six months ended March 31, 1997.

Research and Technical Services Expenses. Research and technical services expenses in the six months ended March 31, 1998 decreased 11.0% to $2.31 million from $2.60 million in the six months ended March 31, 1997. This decrease was due primarily to the timing of European development activities during these interim periods, and to a lesser extent the effect of a stronger U.S. dollar relative to the Swedish Krona.

Amortization of Intangibles. Amortization expense in the six months ended March 31, 1998 decreased 20.7% to $3.4 million from $4.3 million in the six months ended March 31, 1997. The decrease was due to final purchase accounting adjustments associated with the acquisition of Peltor.

Other Charges (Income), Net. Other Charges (Income), Net improved to income of $0.6 million for the six months ended March 31, 1998 as compared to expense of $2.0 million for the six months ended March 31, 1997. This change was a result of foreign currency transaction gains in the six months ended March 31, 1998 as compared to foreign currency transaction losses and charges related to the abandonment of two automation related capital projects totaling approximately $0.5 million at the Company's Indianapolis, Indiana facility in the six months ended March 31, 1997.

Operating Income. Primarily as a result of the factors discussed above, operating income increased 120.2% to $12.6 million in the six months ended March 31, 1998 from $5.7 million in the six months ended March 31, 1997. Operating income as a percentage of net sales in the six months ended March 31, 1998 was 8.9% as compared to 4.2% in the six months ended March 31, 1997.

Provision (Benefit) For Income Taxes. The provision for income taxes in the six months ended March 31, 1998 was $1.3 million compared to a benefit of $1.8 million in the six months ended March 31, 1997. The Company's foreign subsidiaries have taxable income in their jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the six months ended March 31, 1998 the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

Interest Expense, Net. Interest expense, net in the six months ended March 31, 1998 increased 0.1% to $13.26 million from $13.25 million in the six months ended March 31, 1997.

Net Loss. For the six months ended March 31, 1998 the Company had a net loss of $1.9 million as compared to a net loss of $5.7 million for the six months ended March 31, 1997.

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

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)

                                                Six Months Ended                 Change
                                                    March 31,             Favorable (Unfavorable)
                                               1998          1997         Amount          Percent
                                               ----          ----         ------          -------

Operating Income                             $12,642       $ 5,742       $ 6,900           120.2%
Add Backs:
     Depreciation                              5,873         4,693         1,180            25.1%
     Amortization of Intangibles               3,423         4,316          (893)          (20.7%)
     Non-operating Costs(Income) (1)             (38)          469          (507)         (108.1%)
                                             -------       -------       -------

EBITDA                                       $21,900       $15,220       $ 6,680            43.9%
                                             =======       =======       =======


(1) OTHER CHARGES (INCOME), NET SUMMARY:
   Non-operating Costs (Income), Net         $   (38)      $   469       $  (507)         (108.1%)
   Foreign Transaction (Gains) Losses           (605)        1,510        (2,115          (140.1%)
                                             -------       -------       -------
Total Other Charges (Income), Net            $  (643)      $ 1,979       $(2,622)         (132.5%)
                                             =======       =======       =======



EBITDA for the six months ended March 31, 1998 was $21.9 million as compared to $15.2 million for the six months ended March 31, 1997. This increase was due primarily to the increase in net sales, the Company's improved service levels, the changes in manufacturing at the Southbridge, Massachusetts facility, and the income from foreign currency transaction gains (as compared to losses in the six month period ended March 31, 1997), with some offset due to the increases in selling and administrative, primarily due to the $1.6 million severance and associated charges relative to changes in senior management and the closing of the Company's Boston headquarters in the current period. EBITDA as a percentage of net sales in the six months ended March 31, 1998 was 15.5% as compared to 11.2% in the six months ended March 31, 1997. Excluding the $1.6 million charge, EBITDA would have been $23.5 million, or 16.6% of net sales for the six months ended March 31, 1998.

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

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility) (collectively, the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions, with which Aearo Company was in compliance at March 31, 1998. At March 31, 1998, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $124.7 million and $10.0 million, respectively.

Maturities under the Company's Term Loans are: $5.6 million for the remainder of fiscal 1998, $13.0 million in fiscal 1999, $15.9 million in fiscal 2000, $20.7 million in fiscal 2001, $34.3 million in fiscal 2002 and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the six months ended March 31, 1998 totaled $8.5 million as compared to net cash used by operating activities of $4.7 million for the six months ended March 31, 1997. The primary factors leading to this improvement include: (i) improved operations which decreased the net loss by $3.7 million, (ii) comparative improvements in accounts receivable collections of $3.4 million, and (iii) a favorable $5.0 million change in other assets and liabilities primarily related to income taxes payable in the year ago period. The Company realized improvements in working capital in the current period as inventory management, shipping and billing accuracy improved.

Net cash used by investing activities, primarily for capital expenditures, was $3.2 million for the six months ended March 31, 1998 as compared to $3.3 million for the six months ended March 31, 1997. The six months ended March 31, 1997 included proceeds of $0.8 million from the sale of the Rhode Island facility of Peltor, Inc. as those operations were consolidated into the Company's Southbridge, Massachusetts and Indianapolis, Indiana facilities. Generally, the capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year. The major items included in capital expenditures over the past three years were an aggregate of $5.4 million for a casting line at the Newark, Delaware facility and $8.0 million for the new management information system.

Net cash used by financing activities for the six months ended March 31, 1998 was $5.4 million as the Company reduced the borrowings under the Revolving Credit Facility by $0.2 million and made scheduled principal repayments on the Term Loans totalling $5.0 million. Net cash provided by financing activities for the six months ended March 31, 1997 was $4.1 million as borrowings under the Revolving Credit Facility increased by $8.5 million, more than offsetting the scheduled principal repayments on the Term Loans of $3.9 million.

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

ITEM 2.  CHANGES IN SECURITIES

Effective March 31, 1998 the Company adjusted the preliminary fair market value of the shares of its common stock sold in the first quarter of this fiscal year. The preliminary per share sales price of $300 was adjusted to $200 and affected a total of 865 shares.

Also effective March 31, 1998, the Company exercised its right to repurchase a total of 3,137.5 shares of its common stock from former members of management for an aggregate consideration of $627,500.

In addition, effective March 31, 1998 the Company sold 4,050 shares of its common stock to Michael A. McLain, its President and Chief Executive Officer. The Company also sold 1,000 shares of common stock each to Joseph C. Marlette, its Vice President, Manufacturing, James H. Floyd, its Vice President, Logistics, and Rahul Kapur, its Vice President, Corporate Development. All such purchases were at a purchase price per share of $200 in a combination of cash and loans from the Company. The loans are secured by the purchased shares, have a term of 5 years and bear interest at an annual rate of 7%. The issuance of the above shares was made pursuant to the Company's 1995 Employee Stock Purchase Plan and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                 None.

ITEM 5.  OTHER INFORMATION


On February 3, 1998, the Company announced the appointment of Michael A. McLain as President and Chief Executive Officer. Mr. McLain also joined the Company's Board of Directors. Mr. McLain, who succeeds John D. Curtin, Jr., was formerly President and Chief Executive Officer of DowBrands Inc., of Indianapolis, Indiana, a large manufacturer of household consumer products with annual revenues of approximately $1 billion.

Mr. Curtin has retired from his role as Chairman and Chief Executive Officer of the Company, but will continue to serve on the Board and remain active with the Company as a consultant. Norman W. Alpert, a member of the Company's Board of Director's and a managing director of Vestar Capital Partners, has assumed the position of Chairman.

On March 25, 1998, the Company announced plans to close the Boston headquarters and relocate it to Indianapolis, where the Company has substantial operations.

Effective March 30, 1998, James Jandl, Director of Human Resources, Steven F. Scott, Vice President, General Counsel, and Mark H. Hague, Vice President, Operations, have left their positions with the Company. Coinciding with these departures were the appointments of Joseph C. Marlette as Vice President, Manufacturing, James H. Floyd as Vice President, Logistics, and Rahul Kapur as Vice President, Corporate Development. Messrs. Marlette, Floyd, and Kapur were formerly with DowBrands Inc., of Indianapolis.

On April 7, 1998, John W. Priesing resigned from the Company's Board of
Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        10.1   --   Employment Agreement between Aearo Corporation and
                    Michael A. McLain
        10.2   --   Agreement between Aearo Corporation and John D. Curtin, Jr.
        27.1   --   Financial Data Schedule.

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 1998                   AEARO CORPORATION

                                    /s/ Bryan J. Carey
                                    --------------------------------------------
                                    Bryan J. Carey
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Assistant Secretary

                                  EXHIBIT INDEX


EXHIBITS           DESCRIPTION
--------           -----------

  10.1      --     Employment Agreement between Aearo Corporation and Michael A.
                   McLain.
  10.2      --     Agreement between Aearo Corporation and John D. Curtin, Jr.
  27.1      --     Financial Data Schedule.