Form 10-Q
period 1998-06-30
AEARO CORP
filed 1998-08-11
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission file number 33-96190

                                Aearo Corporation
             (Exact name of registrant as specified in its charter)

                                   ----------

           Delaware                                              13-3840450
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         5457 West 79th Street
         Indianapolis, Indiana                                      46268
(Address of principal executive offices)                          (Zip Code)

                                 (317) 692-6666
              (Registrant's telephone number, including area code)

                                   ----------

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

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
         JUNE 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997                   3-4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30,
         1998 AND 1997                                                        5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED) FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997         6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                                        7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10-17
         ---------------------------------------------

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   18
-------  -----------------

ITEM 2.  CHANGES IN SECURITIES                                               18
-------  ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     18
-------  -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                 19
-------  ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                   19
-------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    19
-------  --------------------------------


SIGNATURE PAGE                                                               20

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS


                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)

                                                                      JUNE 30,   SEPTEMBER 30,
                                                                       1998           1997
                                                                   ------------- -------------
                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                       $  5,261       $  5,476
    Accounts receivable (net of reserve for doubtful accounts
        of $1,447 and $1,301, respectively)                           42,699         45,876
    Inventories                                                       38,780         36,693
    Deferred and prepaid expenses                                      3,253          3,397
                                                                    --------       --------

                    Total current assets                              89,993         91,442
                                                                    --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                                    59,331         64,948

INTANGIBLE ASSETS, NET                                               138,823        146,906

OTHER ASSETS                                                           6,151          7,580
                                                                    --------       --------


                    Total assets                                    $294,298       $310,876
                                                                    ========       ========


   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                             (DOLLARS IN THOUSANDS)

                                                                       JUNE 30,      SEPTEMBER 30,
                                                                         1998            1997
                                                                     ------------    -------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                $  12,881        $  10,937
    Accounts payable and accrued liabilities                            35,013           36,186
    Accrued interest                                                     6,811            3,769
    U.S. and foreign income taxes                                        3,295            2,734
                                                                     ---------        ---------

                    Total current liabilities                           58,000            53,62

LONG-TERM DEBT                                                         219,123          233,729

DEFERRED INCOME TAXES                                                      923              883

OTHER LIABILITIES                                                        2,621            2,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value-
        Authorized--200,000 shares
        Issued and outstanding--45,000 shares                               --               --
    Common stock, $.01 par value-
        Authorized--200,000 shares
        Issued and outstanding--102,037.5 and 96,810 shares at
          June 30, 1998 and September 30, 1997, respectively                 1                1
    Additional paid-in capital                                          32,335           32,476
    Retained  deficit                                                   (7,577)          (5,269)
    Cumulative foreign currency translation adjustments                (11,128)          (7,258)
                                                                     ---------        ---------

                    Total stockholders' equity                          13,631           19,950
                                                                     ---------        ---------

                    Total liabilities and stockholders' equity       $ 294,298        $ 310,876
                                                                     =========        =========


   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                    FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                    ---------------------------         ---------------------------
                                                        1998             1997              1998              1997
                                                    ---------------------------         ----------------------------

NET SALES                                           $   76,312        $  74,911         $ 217,803          $ 211,096

COST OF SALES                                           43,112           41,974           121,973            121,696
                                                    ----------        ---------         ---------          ---------

             Gross profit                               33,200           32,937            95,830             89,400

SELLING AND ADMINISTRATIVE                              23,083           23,067            67,980             64,896

RESEARCH AND TECHNICAL SERVICES                          1,266            1,314             3,577              3,911

AMORTIZATION OF INTANGIBLES                              1,707            2,066             5,130              6,382

OTHER CHARGES (INCOME), NET                                 94              428              (549)             2,407
                                                    ----------        ---------         ---------          ---------

             Operating income                            7,050            6,062            19,692             11,804

INTEREST EXPENSE, NET                                    6,436            6,658            19,698             19,904
                                                    ----------        ---------         ---------          ---------

             Income (loss) before provision
             (benefit) for income taxes                    614             (596)               (6)            (8,100)

PROVISION (BENEFIT) FOR INCOME TAXES                       986              657             2,302             (1,166)
                                                    ----------        ---------         ---------          ---------

             Net income (loss)                            (372)          (1,253)           (2,308)            (6,934)

PREFERRED STOCK DIVIDEND ACCRUED                         2,037            1,794             5,925              5,218
                                                    ----------        ---------         ---------          ---------

             Earnings (loss) applicable to
             Common Shareholders                    $   (2,409)       $  (3,047)        $  (8,233)         $ (12,152)
                                                    ==========        =========         =========          =========

EARNINGS (LOSS) PER COMMON SHARE                    $   (23.65)       $  (31.37)        $  (83.25)         $ (123.53)
                                                    ==========        =========         =========          =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                   101,872.7           97,146          98,890.5             98,373
                                                    ==========        =========         =========          =========


   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                          1998             1997
                                                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $ (2,308)         $ (6,934)
    Adjustments to reconcile net loss to cash provided by operating activities-
        Depreciation                                                                       8,952             7,132
        Amortization of intangible assets and deferred financing costs                     6,562             7,805
        Deferred income taxes                                                                335               377
        Other, net                                                                           131               399
        Changes in assets and liabilities-
            Accounts receivable                                                            3,050            (1,002)
            Inventory                                                                     (2,325)               98
            Accounts payable and accruals                                                  2,076              (196)
            Other, net                                                                       470            (5,858)
                                                                                        --------          --------

                     Net cash provided by operating activities                            16,943             1,821
                                                                                        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                            (4,164)           (6,924)
    Proceeds provided by disposals of property, plant and equipment                           28               815
    Purchase of Shoplyne assets                                                               --              (242)
                                                                                        --------          --------

                     Net cash used by investing activities                                (4,136)           (6,351)
                                                                                        --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) revolving credit facility, net                           (5,150)            7,200
    Repayment of term loans                                                               (7,473)           (5,799)
    Repayment of external long-term debt                                                    (161)             (677)
    Sale of common stock, net                                                              1,044               203
    Increase in shareholder notes, net                                                    (1,185)             (107)
                                                                                        --------          --------

                     Net cash provided (used) by financing activities                    (12,925)              820
                                                                                        --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (97)              598
                                                                                        --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (215)           (3,112)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             5,476             8,540
                                                                                        --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  5,261          $  5,428
                                                                                        ========          ========

CASH PAID FOR:
    Interest                                                                            $ 15,440          $ 15,494
                                                                                        ========          ========
    Income taxes                                                                        $  1,097          $  2,007
                                                                                        ========          ========


   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                                  JUNE 30, 1998
                                   (UNAUDITED)


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

                                  JUNE 30, 1998
                                   (UNAUDITED)


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

(5)      INVENTORIES

         Inventories consisted of the following (dollars in thousands):

                                       JUNE 30,      SEPTEMBER 30,
                                         1998            1997
                                     -----------     -------------
                                     (unaudited)

               Raw materials           $11,125         $10,031
               Work in process           9,433           9,982
               Finished goods           18,222          16,680
                                       -------         -------

                                       $38,780         $36,693
                                       =======         =======

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(6)      DEBT

         The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility) (collectively, the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial

                                AEARO CORPORATION

                                  JUNE 30, 1998
                                   (UNAUDITED)


         covenants and restrictions, with which Aearo Company was in compliance at June 30, 1998. At June 30, 1998, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $122.3 million and $5.1 million, respectively.

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

         During fiscal 1997 the Company received a complaint from Gargoyles, Inc. (Gargoyles) alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. The Company is defending this allegation vigorously. On May 19, 1998, a Federal district court in Massachusetts issued a pre-trial ruling that the Fectoids line of eyewear infringes a patent held by Gargoyles. The Company has asked the court to reconsider this ruling. A final trial to resolve all issues in the case may be held this summer or early next year. Among other issues, the court still has to determine whether Gargoyles' patent is in fact a validly issued patent, and the extent to which Gargoyles may be entitled to any damage award. The Company has been manufacturing the Fectoids line of eyewear since October 1996 and currently this line accounts for less than two percent of the Company's sales. The ultimate outcome of this case and its impact on the Company's financial condition and results of operations cannot currently be determined.

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


                          1998 COMPARED TO 1997 RESULTS
                           THREE MONTHS ENDED JUNE 30
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended        Three Months Ended        Change - Favorable
                                          -----------------------    -----------------------         (Unfavorable)
                                          June 30,     Percent of    June 30,     Percent of     ---------------------
                                            1998       Net Sales       1997        Net Sales     Amount        Percent
Net Sales:
    Safety Products                      $ 66,542           87.2    $ 65,329           87.2    $  1,213           1.9
    Specialty Composites                    9,770           12.8       9,582           12.8         188           2.0
                                         --------       --------    --------       --------    --------
        Total net sales                    76,312          100.0      74,911          100.0       1,401           1.9
Cost of Sales                              43,112           56.5      41,974           56.0      (1,138)         (2.7)
                                         --------       --------    --------       --------    --------
    Gross Profit                           33,200           43.5      32.937           44.0         263           0.8
Operating Expenses:
    Selling and administrative             23,083           30.3      23.067           30.8         (16)         (0.1)
    Research and technical services         1,266            1.7       1,314            1.7          48           3.7
    Amortization of intangibles             1,707            2.2       2,066            2.8         359          17.4
    Other charges, net                         94            0.1         428            0.6         334          78.0
                                         --------       --------    --------       --------    -------
        Operating income                    7,050            9.2       6,062            8.1         988          16.3
Interest expense, net                       6,436            8.4       6,658            8.9         222           3.3
                                         --------       --------    --------       --------    --------
    Income (loss) before provisions
        for income taxes                      614            0.8        (596)          (0.8)      1,210         203.0
Provision for income taxes                    986            1.3         657            0.9        (329)        (50.1)
                                         --------       --------   --------        --------    --------
Net loss                                     (372)          (0.5)     (1,253)          (1.7)        881          70.3
Preferred stock dividend accrued            2,037            2.7       1,794            2.4        (243)        (13.5)
                                         --------       --------    --------       --------    --------
Loss applicable to common
    shareholders                         $ (2,409)          (3.2)   $ (3,047)          (4.1)   $    638          20.9
                                         ========       ========    ========       ========    ========
Loss per common share                    $ (23.65)                  $ (31.37)                  $   7.72          24.6
                                         ========                   ========
EBITDA                                   $ 11,970           15.7    $ 10,461           14.0    $  1,509          14.4
                                         ========       ========    ========       ========    ========

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net Sales. Net sales in the three months ended June 30, 1998 increased 1.9% to $76.3 million from $74.9 million in the three months ended June 30, 1997. Both operating segments enjoyed growth with Safety Products net sales in the three months ended June 30, 1998 increasing 1.9% to $66.5 million from $65.3 million in the three months ended June 30, 1997 as growth with U.S. Consumer and North American and European Industrial accounts more than offset the negative effect of a stronger U.S. Dollar and decline in business with customers in Asia. Specialty Composites' net sales in the three months ended June 30, 1998 increased 2.0% to $9.8 million from $9.6 million in the three months ended June 30, 1997. The increase was primarily driven by the strengthening general aviation and Class 8 truck markets.

Gross Profit. Gross profit in the three months ended June 30, 1998 increased 0.8% to $33.2 million from $32.9 million in the three months ended June 30, 1997. Gross Profit as a percentage of net sales in the three months ended June 30, 1998 was 43.5% as compared to 44.0% in the three months ended June 30, 1997. This decline was largely attributed to the impact of the stronger US Dollar on the Company's European business.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended June 30, 1998 were at the same level of $23.1 million as they were in the three months ended June 30, 1997 even though net sales were up 1.9%. In the 1998 period, a decrease of $1.1 million in selling expenses was offset by an increase of $1.1 million in administrative expenses. The higher 1998 administrative expenses included an accrual for potential costs related to a pre-trial ruling on a patent infringement claim by Gargoyles, Inc. and normalized incentive accruals. Selling and administrative expenses as a percentage of net sales in the three months ended June 30, 1998 decreased to 30.3% of net sales as compared to 30.8% of net sales in the three months ended June 30, 1997.

Amortization of Intangibles. Amortization expense in the three months ended June 30, 1998 decreased 17.4% to $1.7 million from $2.1 million in the three months ended June 30, 1997. The decrease was due to final purchase accounting adjustments associated with the acquisition of Peltor.

Other Charges (Income), Net. Other Charges (Income), Net improved to $0.1 million of expense for the three months ended June 30, 1998 as compared to $0.4 million of expense for the three months ended June 30, 1997. This change was primarily a result of foreign currency transaction gains in the three months ended June 30, 1998 as compared to foreign currency transaction losses in the three months ended June 30, 1997.

Operating Income. Primarily as a result of the factors discussed above, operating income increased 16.3% to $7.1 million in the three months ended June 30, 1998 from $6.1 million in the three months ended June 30, 1997. Operating income as a percentage of net sales in the three months ended June 30, 1998 was 9.2% as compared to 8.1% in the three months ended June 30, 1997.

Interest Expense, Net. Interest expense, net in the three months ended June 30, 1998 decreased 3.3% to $6.4 million from $6.7 million in the three months ended June 30, 1997.

Income Before Provision for Income Taxes. Income before provision for income taxes improved by $1.2 million in the three months ended June 30, 1998 to income of $0.6 million from a loss of $0.6 million in the three months ended June 30, 1997 due to the higher operating income and lower interest expense.

Provision (Benefit) For Income Taxes. The provision for income taxes in the three months ended June 30, 1998 increased 50.1% to $1.0 million from $0.7 million in the three months ended June 30, 1997. The Company's foreign subsidiaries have taxable income in their jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the three months ended June 30, 1998, the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

Net Loss. For the three months ended June 30, 1998, the Company had a net loss of $0.4 million as compared to a net loss of $1.3 million for the three months ended June 30, 1997.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from disposition of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)

                                                    Three Months Ended                    Change
                                                         June 30,                  Favorable (Unfavorable)
                                                  1998              1997           Amount         Percent
                                                  ----              ----           ------         -------
Operating Income                                $  7,050         $  6,062         $   988          16.3%
Add Backs:
      Depreciation                                 3,079            2,439             640          26.2%
      Amortization of Intangibles                  1,707            2,066            (359)        (17.4%)
      Non-operating Costs (Income) (1)               134             (106)            240         226.4%
                                                --------         --------         -------

EBITDA                                          $ 11,970         $ 10,461         $ 1,509          14.4%
                                                ========         ========         =======

(1) Other Charges (Income), Net Summary:
    ------------------------------------

      Non-operating Costs (Income), Net         $    134         $   (106)        $   240         226.4%
      Foreign Transaction (Gains) Losses             (40)             534            (574)        (107.5%)
                                                --------         --------         -------
Total Other Charges (Income), Net               $     94         $    428         $  (334)        (78.0%)
                                                ========         ========         =======


EBITDA for the three months ended June 30, 1998 was $12.0 million as compared to $10.5 million for the three months ended June 30, 1997. This increase was due primarily to the $1.0 million increase in operating income described previously, and to $0.6 million in higher depreciation. EBITDA as a percentage of net sales in the three months ended June 30, 1998 was 15.7% as compared to 14.0% in the three months ended June 30, 1997.

                          1998 COMPARED TO 1997 RESULTS
                            NINE MONTHS ENDED JUNE 30
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Nine Months Ended              Nine Months Ended            Change - Favorable
                                            -------------------------      --------------------------          (Unfavorable)
                                            June 30,       Percent of       June 30,       Percent of       ---------------------
                                              1998          Net Sales         1997          Net Sales       Amount        Percent
Net Sales:
    Safety Products                        $ 188,106           86.4        $ 183,972           87.2        $ 4,134          2.3
    Specialty Composites                      29,697           13.6           27,124           12.8          2,573          9.5
                                           ---------        -------        ---------        -------        -------
        Total net sales                      217,803          100.0          211,096          100.0          6,707          3.2
Cost of Sales                                121,973           56.0          121,696           57.7           (277)        (0.2)
                                           ---------        -------        ---------        -------        -------
    Gross profit                              95,830           44.0           89,400           42.3          6,430          7.2
Operating Expenses:
    Selling and administrative                67,980           31.2           64,896           30.7         (3,084)        (4.8)
    Research and technical services            3,577            1.6            3,911            1.9            334          8.5
    Amortization of intangibles                5,130            2.4            6,382            3.0          1,252         19.6
    Other charges (income), net                 (549)          (0.2)           2,407            1.1          2,956        122.8
                                           ---------        -------        ---------        -------        -----
        Operating income                      19,692            9.0           11,804            5.6          7,888         66.8
Interest expense, net                         19,698            9.0           19,904            9.4            206          1.0
                                           ---------        -------        ---------        -------        -------
    Loss before provision (benefit)
        for income taxes                          (6)          (0.0)          (8,100)          (3.8)         8.094         99.9
Provision (benefit) for income taxes           2,302            1.1           (1,166)          (0.5)        (3,468)       (297.4)
                                           ---------        -------        ---------        -------        -------
Net loss                                      (2,308)          (1.1)          (6,934)          (3.3)         4,626         66.7
Preferred stock dividend accrued               5,925            2.7            5,218            2.5           (707)       (13.5)
                                           ---------        -------        ---------        -------        -------
Loss applicable to common
    shareholders                           $  (8,233)          (3.8)       $ (12,152)          (5.8)       $ 3,919         32.2
                                           =========        =======        =========        =======        =======
Loss per common share                      $  (83.25)                      $ (123.53)                      $ 40.28         32.6
                                           =========                       =========                       =======
EBITDA                                     $  33,870           15.6        $  25,681           12.2        $ 8,189         31.9
                                           =========        =======        =========        =======        =======


RESULTS OF OPERATIONS -- NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

Net Sales. Net sales in the nine months ended June 30, 1998 increased 3.2% to $217.8 million from $211.1 million in the nine months ended June 30, 1997. Both operating segments enjoyed growth with Safety Products net sales in the nine months ended June 30, 1998 increasing 2.3% to $188.1 million from $184.0 million in the nine months ended June 30, 1997 as growth with U.S. Consumer and North American and European Industrial accounts more than offset the negative effect of a stronger U.S. Dollar and decline in business with customers in Asia. Specialty Composites' net sales in the nine months ended June 30, 1998 increased 9.5% to $30.0 million from $27.1 million in the nine months ended June 30, 1997. The increase was primarily driven by the strengthening general aviation and Class 8 truck markets.

Gross Profit. Gross profit in the nine months ended June 30, 1998 increased 7.2% to $95.8 million from $89.4 million in the nine months ended June 30, 1997. Gross Profit as a percentage of net sales in the nine months ended June 30, 1998 was 44.0% as compared to 42.3% in the nine months ended June 30, 1997. The Gross Profit amount was favorably impacted by the increased net sales, and the realization of operating improvements as the Company overcame the difficulties triggered by the conversion to a new management information system and the changes in manufacturing processes at the Southbridge, Massachusetts facility. These improvements have resulted in decreased spending at the Southbridge facility, predominantly in the first quarter of 1998 and to lesser extents in the second and third quarters. These decreased operating costs were the main determinants in the improvement in the gross profit as a percent of net sales.

Selling and Administrative Expenses. Selling and administrative expenses in the nine months ended June 30, 1998 increased 4.8% to $68.0 million from $64.9 million in the nine months ended June 30, 1997. Within this increase is a reduction of $0.2 million of distribution expenses. Although net sales were up 3.2%, distribution expenses decreased as the Company continued to improve service levels and overcame the difficulties triggered by the conversion to the new management information system. Sales and marketing expenses decreased by $2.1 million. These reductions were more than offset by normalized incentive accruals, an accrual for potential costs related to a pre-trial ruling on a patent infringement claim by Gargoyles, Inc., and $1.6 million for severance and associated charges relative to changes in senior management and the closing of the Company's Boston headquarters in the current period compared to the year ago period. Selling and administrative expenses as a percentage of net sales in the nine months ended June 30, 1998 increased to 31.2% of net sales as compared to 30.7% of net sales in the nine months ended June 30, 1997.

Research and Technical Services Expenses. Research and technical services expenses in the nine months ended June 30, 1998 decreased 8.5% to $3.6 million from $3.9 million in the nine months ended June 30, 1997. This decrease was due primarily to the timing of European development activities during these interim periods, and to a lesser extent the effect of a stronger U.S. dollar relative to the Swedish Krona.

Amortization of Intangibles. Amortization expense in the nine months ended June 30, 1998 decreased 19.6% to $5.1 million from $6.4 million in the nine months ended June 30, 1997. The decrease was due to final purchase accounting adjustments associated with the acquisition of Peltor.

Other Charges (Income), Net. Other Charges (Income), Net improved to income of $0.5 million for the nine months ended June 30, 1998 as compared to expense of $2.4 million for the nine months ended June 30, 1997. This change was primarily a result of foreign currency transaction gains in the nine months ended June 30, 1998 as compared to foreign currency transaction losses and charges related to the abandonment of two automation related capital projects totaling approximately $0.5 million at the Company's Indianapolis, Indiana facility in the nine months ended June 30, 1997.

Operating Income. Primarily as a result of the factors discussed above, operating income increased 66.8% to $19.7 million in the nine months ended June 30, 1998 from $11.8 million in the nine months ended June 30, 1997. Operating income as a percentage of net sales in the nine months ended June 30, 1998 was 9.0% as compared to 5.6% in the nine months ended June 30, 1997.

Interest Expense, Net. Interest expense, net in the nine months ended June 30, 1998 decreased 1.0% to $19.7 million from $19.9 million in the nine months ended June 30, 1997.

Income Before Provision for Income Taxes. Income before provision for income taxes improved $8.1 million in the nine months ended June 30, 1998 to essentially a break even position from a loss of $8.1 million in the nine months ended June 30, 1997 due to the higher operating income and lower interest expense.

Provision (Benefit) For Income Taxes. The provision for income taxes in the nine months ended June 30, 1998 was $2.3 million compared to a benefit of $1.2 million in the nine months ended June 30, 1997. The Company's foreign subsidiaries have taxable income in their jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the nine months ended June 30, 1998, the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

Net Loss. For the nine months ended June 30, 1998, the Company had a net loss of $2.3 million as compared to a net loss of $6.9 million for the nine months ended June 30, 1997.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from disposition of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)

                                                    Three Months Ended                 Change
                                                         June 30,               Favorable (Unfavorable)
                                                   1998            1997         Amount          Percent
                                                   ----            ----         ------          -------
Operating Income                                 $ 19,692        $11,804       $ 7,888           66.8%
Add Backs:
      Depreciation                                  8,952          7,132         1,820           25.5%
      Amortization of Intangibles                   5,130          6,382        (1,252)         (19.6%)
      Non-operating Costs (Income) (1)                 96            363          (267)         (73.6%)
                                                 --------        -------       -------
EBITDA                                           $ 33,870        $25,681       $ 8,189           31.9%
                                                 --------        -------       -------

(1)   Other Charges (Income), Net Summary:
      -----------------------------------
      Non-operating Costs (Income), Net          $     96        $   363       $  (267)         (73.6%)
      Foreign Transaction (Gains) Losses             (645)         2,044        (2,689)        (131.6%)
                                                 --------        -------       -------
Total Other Charges (Income), Net                $   (549)       $ 2,407       $(2,956)        (122.8%)
                                                 ========        =======       =======


EBITDA for the nine months ended June 30, 1998 was $33.9 million as compared to $25.7 million for the nine months ended June 30, 1997. This increase was due primarily to the increase in operating income described previously. EBITDA as a percentage of net sales in the nine months ended June 30, 1998 was 15.6% as compared to 12.2% in the nine months ended June 30, 1997. Excluding the $1.6 million of severance and associated charges related to changes in senior management and the closing of the Company's Boston headquarters, EBITDA would have been $35.5 million, or 16.3% of net sales for the nine months ended June 30, 1998.

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

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility) (collectively, the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions, with which Aearo Company was in compliance at June 30, 1998. At June 30, 1998, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $122.3 million and $5.1 million, respectively.

Maturities under the Company's Term Loans are: $3.1 million for the remainder of fiscal 1998, $13.0 million in fiscal 1999, $16.0 million in fiscal 2000, $20.7 million in fiscal 2001, $34.2 million in fiscal 2002 and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the nine months ended June 30, 1998 totaled $16.9 million as compared to $1.8 million for the nine months ended June 30, 1997. The primary factors leading to this improvement include: (i) improved operations which decreased the net loss by $4.6 million,
(ii) comparative improvements in accounts receivable collections of $4.1 million, and (iii) a favorable $6.3 million change in other assets and liabilities primarily related to income taxes payable in the year ago period.

Net cash used by investing activities, primarily for capital expenditures, was $4.1 million for the nine months ended June 30, 1998 as compared to $6.4 million for the nine months ended June 30, 1997. The nine months ended June 30, 1997 included proceeds of $0.8 million from the sale of the Rhode Island facility of Peltor, Inc. as those operations were consolidated into the Company's Southbridge, Massachusetts and Indianapolis, Indiana facilities. Generally, the capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year. The major items included in capital expenditures over the past three years were an aggregate of $5.6 million for a casting line at the Newark, Delaware facility and $8.0 million for the new management information system.

Net cash used by financing activities for the nine months ended June 30, 1998 was $12.9 million as the Company reduced the borrowings under the Revolving Credit Facility by $5.2 million and made scheduled principal repayments on the Term Loans totaling $7.5 million. Net cash provided by financing activities for the nine months ended June 30, 1997 was $0.8 million as borrowings under the Revolving Credit Facility increased by $7.2 million, more than offsetting the scheduled principal repayments on the Term Loans of $5.8 million.

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

During fiscal 1997 the Company received a complaint from Gargoyles, Inc. (Gargoyles) alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. The Company is defending this allegation vigorously. On May 19, 1998, a Federal district court in Massachusetts issued a pre-trial ruling that the Fectoids line of eyewear infringes a patent held by Gargoyles. The Company has asked the court to reconsider this ruling. A final trial to resolve all issues in the case may be held this summer or early next year. Among other issues, the court still has to determine whether Gargoyles' patent is in fact a validly issued patent, and the extent to which Gargoyles may be entitled to any damage award. The Company has been manufacturing the Fectoids line of eyewear since October 1996 and currently this line accounts for less than two percent of the Company's sales. The ultimate outcome of this case and its impact on the Company's financial condition and results of operations cannot currently be determined.

ITEM 2. CHANGES IN SECURITIES

Effective May 1, 1998 the Company sold 500 shares of its common stock to James
M. Phillips, its Vice President, Human Resources, at a purchase price per share of $200 in a combination of cash and loans from the Company. The loans are secured by the purchased shares, have a term of 5 years and bear interest at an annual rate of 7%. The issuance of the above shares was made pursuant to the Company's 1995 Employee Stock Purchase Plan and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by virtue of
Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
             None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
             None.

ITEM 5. OTHER INFORMATION

COMPANY HEADQUARTERS

Effective June 30, 1998, the Company closed the Boston headquarters and relocated it to Indianapolis, where the Company has substantial operations.

DIRECTORS

John W. Priesing and Samuel L. Hayes, III resigned from the Company's Board of Directors on April 7, 1998 and July 23, 1998, respectively. Effective July 28, 1998, William E. Kassling, Chairman and CEO of Westinghouse Air Brake Company, was elected to the Company's Board of Directors.

YEAR 2000 COMPLIANCE

The "Year 2000 problem" is a flaw existing in many computer hardware and software programs caused by historical use of dates represented by only two digits (for example, 98 rather than 1998). This causes computer programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working with years outside the range of 1900-1999. The Company's recent conversion to a new management information system has brought the advantage of year 2000 compliance to the bulk of the internal systems that could potentially otherwise have material adverse impacts on the Company's operations. However, there can be no assurance that year 2000 deficiencies in the systems of other companies on which the Company's systems rely, for example its vendors, will be timely corrected or that any such failure by another company to correct its deficiencies would not have an adverse effect on the Company's systems, business or results of operations. The Company is continuing its assessment of the remainder of its internal systems and that of other companies on which the Company's systems rely.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               27.1  --  Financial Data Schedule.

       (b)     Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 1998     AEARO CORPORATION

                         /s/ Bryan J. Carey


                         -------------------------------------------------------
                         Bryan J. Carey
                         Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

                                  EXHIBIT INDEX

EXHIBITS           DESCRIPTION
--------           -----------

27.1*     --       Financial Data Schedule.

*Filed herewith.