Form 10-K405
period 1998-09-30
AEARO CORP
filed 1998-12-29
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

                                 (317) 692-6666
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 ---------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

         As of December 15, 1998, all voting stock of the Registrant was held by affiliates of the Registrant.

         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 15, 1998 was 102,338.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I................................................................................................         1
     Item 1.  Business................................................................................         1
     Item 2.  Properties..............................................................................         8
     Item 3.  Legal Proceedings.......................................................................         9
     Item 4.  Submission of Matters to a Vote of Security Holders.....................................         9

PART II...............................................................................................        10
     Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters...................        10
     Item 6.  Selected Financial Data.................................................................        10
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations............................................................        12
     Item 8.  Financial Statements and Supplementary Data.............................................        20
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure.............................................................        46

PART III..............................................................................................        46
     Item 10. Directors and Executive Officers........................................................        46
     Item 11. Executive Compensation..................................................................        48
     Item 12. Security Ownership of Certain Beneficial Owners and Management..........................        53
     Item 13. Certain Relationships and Related Transactions..........................................        54

PART IV...............................................................................................        59
     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................        59
     Signatures.......................................................................................        67

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Aearo Corporation (formerly Cabot Safety Holdings Corporation), a Delaware corporation ("Aearo"), and its direct wholly-owned subsidiary, Aearo Company I, doing business as Aearo Company (formerly Cabot Safety Corporation), a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide through its safety products operating unit ("Safety Products"), which manufactures and sells hearing protection devices, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names: AOSafety, E-A-R, Eastern and Peltor. PPE encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, ear muffs and ear plugs, respirators, hard hats, gloves, safety clothing and safety shoes. Safety Products accounted for approximately 86% of the Company's net sales in fiscal 1998. The Company attributes its leading market positions to:

         -        Strong, well-recognized brand names

         -        A reputation for providing innovative, quality products

         - Intensive coverage of multiple distribution channels targeting a wide array of end-users

         -        One of the industry's broadest product offerings, and

         - A commitment to providing the highest level of customer service

Through its specialty composites operating unit ("Specialty Composites"), the Company manufactures a wide array of energy-absorbing materials which are incorporated into other manufacturers' products to control noise, vibration and shock. Specific product applications for such materials include noise-reducing and vibration-dampening matting used in the lining of transportation equipment such as heavy truck cabs, shock protection parts for electronic devices such as computer disk drives, and durable energy-absorbent and cushioning foams used in footwear. Specialty Composites also produces specially formulated foam used in the manufacture of Safety Products' polyvinylchloride ("PVC") ear plugs. Specialty Composites accounted for approximately 14% of the Company's net sales in fiscal 1998.

Aearo derives all of its operating income and cash flow from the Subsidiary, and its only material assets are the shares of common stock of the Subsidiary that Aearo owns. Other than its ownership of the Subsidiary and its guarantee of the indebtedness of the Subsidiary, Aearo has no business or operations. Aearo was incorporated in the state of Delaware in June 1995. Detailed information with respect to the Company's revenue, operating profit, and identifiable assets by geographic area and amount of export sales is presented in Note 15 of Notes to Consolidated Financial Statements of Aearo Corporation contained in Item 8 hereof.

PERSONAL PROTECTION EQUIPMENT MARKET

A 1998 industry study prepared by Frost & Sullivan estimates that the size of the U.S. segment of the PPE market in which the Company competes (which excludes safety clothing, gloves and shoes) was approximately $1.3 billion in 1997. Management estimates annual sales outside the United States for the segment of the PPE market in which the Company competes were in excess of $1.2 billion in 1997. Historically, a large number of relatively small, independent manufacturers with limited product lines served the PPE market and the industry remains highly fragmented.

PRODUCT OVERVIEW

The Company operates through two separate operating units: Safety Products and Specialty Composites.

       SAFETY PRODUCTS

Within Safety Products, the Company classifies its products in five main categories: hearing protection; safety prescription eyewear; eye, face and head protection; respiratory protection; and first aid kits.

HEARING PROTECTION. The Company's hearing protection products primarily consist of disposable ear plugs, reusable ear plugs, and ear muffs. The Company has been a leader in hearing conservation research and development since 1972, when it first introduced the PVC disposable ear plug. Today, this product is known as the "Classic" and its color yellow is a registered trademark of the Company in the United States and Canada. This product is designed to be "rolled down" or compressed before being inserted into the ear, and, as a result of its unique slow recovery characteristics, the plug slowly expands (or "recovers") to fill the ear canal and provide the desired protection. The Company's PVC ear plugs are available corded and uncorded and in a variety of packaging options. The Company also produces versions of the PVC plug for many of the international airlines for inclusion in their amenity kits. The Company also manufactures a full line of polyurethane ear plugs, including its E-Z-Fit and TaperFit products. These products serve the same disposable ear plug category, but the PVC ear plugs have historically led the market.

In the reusable ear plug segment of the market, the Company offers its patented UltraFit product, and the E-A-R Express, a patented product, which features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. The Company also offers the "Flex" line of "semi-aural" banded products, designed for intermittent use. These products feature articulating arms which allows for use in multiple positions and for easy storage around the neck.

The Company sells a full range of ear muffs. Through its Peltor AB subsidiary ("Peltor"), acquired on May 30, 1996, the Company manufactures, assembles and sells a broad line of ear muffs, hard hats/visors, noise attenuating headsets and wireless and hardwire communication headsets. These products serve a variety of end user markets where protection from harmful high and low frequency noise is sought or the need for easy communication in noisy or remote environment exists, such as in the construction, heavy machinery, airport, forestry, textile and mining industries. The Company also offers auditory systems products, which are sold to audiologists and are used in the testing of hearing.

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

         - Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and includes a wide range of products from disposable visitor safety spectacles to several lines of fashionable, reusable safety eyewear available in different colors and with a variety of applications. As part of the continuing product development efforts the Company recently introduced its unique Lexa and Fectoids safety eyewear products which feature a patented contoured lens which wraps around the wearer's face, improving peripheral vision, and eliminating the need for separate side shields.

         - Goggles. The Company manufactures and sells a broad line of goggles, which are typically required in work environments where a higher degree of impact protection is required, where increased protection against dust, mist or chemical splash is needed and/or for use in welding operations. To meet these requirements, the Company manufactures a variety of vented and non-vented goggles with varying fields of view.

         - Faceshields. Faceshields are designed to protect against heat, splash and flying particles and are worn in conjunction with other protective equipment, such as plano eyewear and respirators. The patented TuffMaster line of faceshields is one of the leading brands in the market.

         - Hard Hats. The Company manufactures and sells a broad line of hard hats, including "bump" caps, full-brim hats and traditional hard hats, featuring four or six point suspension, ratchet adjustment, and a wide selection of colors and custom imprinting.

FIRST AID KITS. The acquisition of Eastern Safety Equipment Co., Inc. ("Eastern") on January 3, 1996 added first aid kits as a new product category for the Company while also increasing the Company's presence in the Consumer/DIY segment. First aid kits are either for general use or for industrial or commercial uses.

RESPIRATORY PROTECTION. Respiratory protection products are used to protect against the harmful effects of contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. The Company offers a broad line of disposable dust and mist masks, cartridge-equipped quarter-, half- and full-face respirators, and "escape" respirators (a single-use respirator for emergencies).

      SPECIALTY COMPOSITES

The Company's Specialty Composites operating unit manufactures a wide array of impact-resistant, shock-absorbing and energy-absorbing materials for a variety of noise, vibration and shock control applications using a wide range of technologies, manufacturing processes and applications know-how. Specialty Composites also produces the specially formulated foam used in the manufacture of Safety Products' PVC ear plugs. The principal strengths of Specialty Composites are its specialized polyurethane chemistry, its thin-sheet casting capability, its composite technologies and its applications and materials engineering. These strengths allow the Company to manufacture in a single process, high value-added composites using casting, extrusion and molding processes.

Specialty Composites' products fall into three broad categories: barriers and absorbers for noise control; damping and isolation products for vibration and shock control; and energy control products for shock and comfort management. The Company's products include: Isoloss LS polyurethane high density cellular foams, which are manufactured by three production lines in a variety of thicknesses, widths, colors and densities for reduction of excessive vibration, noise and shock control and high resilience cushioning and sealing applications; the Confor heavily damped viscoelastic foam for ergonomic cushioning applications; the Tufcote polyurethane and PVC thin sheet foams for acoustical, absorption and noise control applications; and the Isodamp PVC foams for mechanical vibration reduction and noise and shock control.


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

HEALTH-RELATED SEGMENT. Applications for the energy-absorbing characteristics of Specialty Composites' products, particularly its line of temperature-reactive foams, have been growing in the health-related segment. Such materials enhance physical protection and improve comfort in many devices including orthopedic mattress and pillows, leg braces, orthotic devices, surgical pillows, wheelchair cushions, bicycle helmets, keyboard wrist supports and occupational seating.

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

SALES AND MARKETING

The Company divides its sales force into two principal categories: Safety Products and Specialty Composites.

SAFETY PRODUCTS OPERATING UNIT. Within Safety Products, sales are managed through five channels: North American Industrial Distribution; North American Industrial Direct; Consumer/Do-It-Yourself ("DIY"); Europe; and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategies. In addition, through the acquisition of Peltor, the Company has significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications ear muff market.

         - North American Industrial Distribution. This is the largest sales channel for Safety Products and includes approximately 200 Dialog industrial distributors and approximately 160 industrial dealers in the U.S., Canada and Mexico. Participation in the Dialog program requires minimum purchase levels while encouraging support across the full product line, in return for rebates based on growth and volume as well as preferred treatment regarding shipping terms, new products, field sales support, and cooperative advertising. The Company also offers Dialog distributors financial incentives for establishing electronic order entry/invoicing interfaces with the Company and for developing marketing programs which promote the Company's products.

         - North American Industrial Direct. Approximately 90% of the Company's safety prescription eyewear is sold directly to more than 40,000 industrial companies, including a majority of the industrial companies in the Fortune 500. The remainder of the Company's SRx products are sold through the industrial distribution channel. In most states, current laws require that prescription eyewear be dispensed to the user by a licensed optical professional, traditionally a local optician. As an alternative to this approach, in 1994 the Company introduced its Dispensing Manager program, whereby the Company employs its own licensed opticians to dispense prescription safety eyewear.

         - Consumer/DIY. The Company is the leading supplier of safety products to the consumer/DIY market and is the primary supplier to such leading retailers as ACE, Home Depot, Lowe's, Sears and Tru-Serv. The Company offers both its AOSafety brand of industrial grade products in consumer packaging and its Eastern brand of consumer grade products in consumer packaging.

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

         - International. The Company exports its products around the world, and this channel is managed through sales representatives located in Singapore and Hong Kong (covering
                  Asia), Miami (covering Latin America), Sydney (covering Australia and New Zealand) and South Africa (covering the Middle East).

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

RESEARCH AND DEVELOPMENT

SAFETY PRODUCTS OPERATING UNIT. The Company believes that its research and development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, the Company's ultimate predecessor, the former E-A-R (Energy Absorbing Resins) Division of Cabot Corporation ("Cabot"), has been a leader in the development of technology for understanding and measuring noise and hearing loss and in developing products and programs to encourage hearing conservation. In order to test the efficacy of its hearing protection products, the Company owns and operates a National Voluntary Laboratory Accreditation Program ("NVLAP") laboratory in the United States which is accredited for testing the efficacy of hearing protection products. The Company also operates sound chambers and testing facilities which measure the performance of its materials and designs. Similarly, the Company believes that it has been a pioneer and leader in the development and testing of safety eyewear and maintains extensive facilities for the design and testing of safety eyewear. The research and development personnel of the Company include recognized experts in the safety products industry.

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

EMPLOYEES

As of September 30, 1998, the Company had 1,858 employees, of whom 1,252 were primarily engaged in manufacturing, 395 in sales, marketing and distribution, 66 in research and development and 145 in general and administrative. The Company believes its employee relations are good. The Company has one facility that employs union members. This facility, located in Plymouth, Indiana, employs 55 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 89 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 26, 2001.

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

                                            APPROXIMATE
LOCATION                                    SQUARE FEET                FUNCTION


Boston, Massachusetts.....................        8,031        (1)

U.S. SAFETY PRODUCTS
Southbridge, Massachusetts................      295,000        Manufacturing/Administration
Indianapolis, Indiana(2)..................      220,564        Distribution/Customer Service
Indianapolis, Indiana.....................       81,540        Manufacturing/Corporate Headquarters
Chickasha, Oklahoma.......................       15,000        Manufacturing/Customer Service
Plymouth, Indiana.........................       10,224        Manufacturing/Customer Service

INTERNATIONAL SAFETY PRODUCTS
Poynton, England..........................       56,530        Manufacturing/Distribution/Customer
                                                               Service
Varnamo, Sweden...........................      125,595        Manufacturing/Distribution/Customer
                                                               Service
Mississauga, Ontario, Canada..............       28,850        Manufacturing/Customer Service
Ettlingen, Germany........................       45,000        Manufacturing/Distribution/Customer
                                                               Service
Bognor Regis, England.....................        2,700        Customer Service
Paris, France.............................        1,894        Sales Office
Montreal, Quebec, Canada..................        1,800        Manufacturing/Customer Service
Barcelona, Spain..........................          (*)        Sales Office
Milan, Italy..............................          (*)        Sales Office

SPECIALTY COMPOSITES
Indianapolis, Indiana.....................      156,000        Manufacturing/Distribution
Newark, Delaware..........................       82,300        Manufacturing/Distribution


----------------

(1) As part of the Company's restructuring activities during fiscal year 1998, the Company's Corporate Offices have been relocated to Indianapolis and merged into one of the Company's existing manufacturing locations. As a result, this space has been vacated as of June 30, 1998, and has been made available for sublease. The Company's lease commitment runs through March, 2001.

(2) This facility also serves as an international distribution center and central packaging operation with respect to certain of the Company's products.

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

ITEM 3.  LEGAL PROCEEDINGS

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after July 11, 1995 (the date of the Company's formation) whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims.

During fiscal 1997 the Company received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. On October 22, 1998, the Company announced that it had entered into a settlement agreement with Gargoyles, Inc. Under the terms of the settlement, in which the Company expressly denies any liability in the lawsuit, the Company will continue to manufacture its Fectoids line of eyewear for sale into safety eyewear markets. The Company also will have the right to sell into such markets other lines of safety eyewear that Gargoyles contended infringe its patents. The Company agreed to pay Gargoyles $1.2 million in exchange for a release of all claims relating to Gargoyles' patents and for uncontested rights to continue manufacturing and selling its Fectoids and other lines of eyewear.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

On September 28, 1998, the Company held a special meeting of stockholders to approve the selection of Arthur Andersen LLP as the Company's independent public accountants.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the common stock, par value $0.01 per share, of Aearo ("Aearo Common Stock") is held, collectively, by Vestar Equity Partners, L.P. (together with certain related persons, "Vestar"), Cabot Corporation ("Cabot") and management. In July 1995, Vestar, Cabot and management effected through the Company the acquisition of substantially all of the assets and certain liabilities of Cabot CSC Corporation ("Old Cabot Safety Corporation"), a wholly-owned subsidiary of Cabot, and certain of its affiliates (the "Formation Acquisition") for $206.1 million. To finance the Formation Acquisition, the Company incurred $47.5 million of senior secured debt ("Senior Bank Facilities") sold $100 million of 12 1/2% senior subordinated notes due 2005 (the "Senior Subordinated Notes"), issued to Vestar and Cabot an aggregate of $45 million of 12 1/2% redeemable preferred stock (the "Aearo Preferred Stock"), and issued to Vestar, Cabot and certain members of management and key employees of the Company (collectively the "Management Investors") an aggregate of 100,000 shares of Aearo Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." All of the common stock of the Subsidiary is owned by Aearo, and thus no trading market exists for such stock. Accordingly, no trading market exists for any capital stock of the Company.

Effective September 30, 1998, the Company sold a total of 100 shares of its common stock to certain employees at a purchase price per share of $200 in a combination of cash and loans from the Company. The loans are secured by the purchased shares, have a term of 5 years and bear interest at an annual rate of 7%. The issuances of the above shares were made pursuant to the Company's 1995 Employee Stock Purchase Plan and were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data for the year ended September 30, 1994 are derived from the combined financial statements of Cabot Safety Corporation, which have been audited by Coopers & Lybrand LLP, independent public accountants. The selected income statement data for the period ended July 11, 1995 are also derived from the combined financial statements of Cabot Safety Corporation, which have been audited by Arthur Andersen LLP, independent public accountants. The balance sheet data for July 11, 1995 is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. The selected historical financial data as of and for the period ended September 30, 1995 and as of and for the years ended September 30, 1996, 1997 and 1998 are derived from the consolidated financial statements of Aearo Corporation and were also audited by Arthur Andersen LLP. The data should be read in conjunction with the combined and consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                AEARO CORPORATION

                             SELECTED FINANCIAL DATA
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)


                                     PREDECESSOR COMPANY                           SUCCESSOR COMPANY
                                     -------------------          --------------------------------------------------
                                  YEAR ENDED        PERIOD        PERIOD ENDED              YEAR ENDED SEPTEMBER 30,
                                  SEPTEMBER 30,  ENDED JULY 11,   SEPTEMBER 30,             ------------------------
                                      1994           1995             1995                1996         1997        1998
                                      ----           ----             ----                ----         ----        ----
INCOME STATEMENT DATA:
Net Sales --
  Safety Products ...............   $ 149.7         $ 129.6          $   40.0           $ 205.2      $  249.6    $  252.9
  Specialty Composites ..........      28.6            25.1               7.9              38.3          36.2        39.6
                                    -------         -------          --------           -------      --------    --------
     Total net sales ............     178.3           154.7              47.9             243.5         285.8       292.5
Cost of Sales ...................      99.5            87.7              29.3(2)          133.6(4)      163.5       163.9
                                    -------         -------          --------           -------      --------    --------
     Gross profit ...............      78.8            67.0              18.6             109.9         122.3      128.6
Operating Expenses --
  Selling and administrative ....      51.7            47.1(1)           13.1              73.6(5)       87.0       88.9
  Research and technical service.       2.7             2.3               0.6               3.2           5.1        4.7
  Amortization expense (3) ......       5.6             4.3               0.8               5.6           7.0        6.8
  Other charges (income), net....        --            (0.2)              0.1               0.3           2.5       (0.3)
  Restructuring charge...........        --              --                --                --            --       11.6(8)
                                    -------         -------          --------           -------      --------    -------
     Operating Income............      18.8            13.5               4.0              27.2          20.7       16.9
     Interest expense, net (3)...       5.8             5.7               4.1              20.7          26.7       26.1
                                    -------         -------          --------           -------      --------    -------
     Income (loss) before income
        taxes....................      13.0             7.8              (0.1)              6.5          (6.0)      (9.2)
Provision for income taxes.......       5.0             3.0               0.5               4.3           0.9        2.2
                                    -------         -------          --------           -------      --------    -------
Net income (Loss)................   $   8.0        $    4.8          $   (0.6)         $   2.2       $   (6.9)   $  (11.4)
                                    =======        ========          ========          =======       ========    ========
Preferred stock dividend
  accrued........................                                         1.3              6.2            7.1         8.1

Net loss applicable to
  common shareholders............                                        (1.9)            (4.1)         (14.0)      (19.5)

Net loss per common
  share..........................                                    $ (18.67)         $(40.58)      $(142.77)   $(195.60)

OTHER DATA:

EBITDA (6).......................   $  30.6        $   22.9          $    6.1          $  39.7       $   37.8    $   35.6

Depreciation  and amortization
(3)..............................      11.7             9.2               2.1             13.9           18.6        20.3

Capital expenditures.............       4.5            10.4               2.7              9.2            8.9         5.8

Ratio of earnings to fixed
charges(7).......................       2.8             2.2                --              1.3             --          --

BALANCE SHEET DATA (AT
PERIOD-END):

  Total assets...................   $ 171.2         $ 177.5           $ 218.3          $ 338.4        $ 310.9     $ 286.7

  Long-term debt (including
     current portion)............      76.9            78.4             152.3            250.3          244.7       233.2

  Stockholders' equity...........      35.2            40.1              32.0             34.8           20.0         4.8


                                AEARO CORPORATION

NOTES TO SELECTED FINANCIAL DATA:

(1) For the period ended July 11, 1995, includes a $1.1 million charge related to termination of the Old Cabot Safety Corporation stock option plan and a $0.8 million charge related to a provision for potential value-added tax penalties by the Company's French subsidiary.

(2) For the period ended September 30, 1995, includes a $3.6 million charge related to allocation of purchase price to inventory.

(3) Operating results subsequent to the Formation Acquisition are comparable to prior periods, with the exception of cost of sales (due to the $3.6 million and $1.0 million charges in the period and year ended September 30, 1995 and 1996, respectively, related to the allocations of purchase price to inventory), depreciation expense, amortization of intangible assets and interest expense.

(4) Includes $1.0 million charged to cost of sales as a result of purchase price allocated to inventory acquired in the Peltor acquisition. This amount was recorded in cost of sales as the acquired inventory was sold during the year ended September 30, 1996.

(5) Includes $0.8 million charged to selling and administrative expense for costs related to the abandoned effort at an initial public offering.

(6) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

(7) Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs) and a portion of rental expense assumed to represent interest. Earnings for the period ended September 30, 1995 and the years ended September 30, 1997 and 1998 were inadequate to cover fixed charges by $0.2 million, $6.0 million, and $9.2 million, respectively.

(8) During fiscal 1998 the Company took a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during the fiscal year. On February 3, 1998, the Company announced the appointment of Michael A. McLain as President and Chief Executive Officer and on March 25, 1998 the Company announced plans to close the Boston headquarters and relocate it to Indianapolis, Indiana, where the Company has substantial operations. In addition, on September 30, 1998 the Company announced plans to improve profitability through complexity reduction and restructuring. (See Note 16 of Notes to Consolidated Financial Statements.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Selected Financial Data," and the consolidated financial statements of the Company, including notes thereto, appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in such forward-looking statements. The factors that might cause such a difference include, among others, the following: risks associated with indebtedness; risks related to acquisitions; risks associated with the conversion to a new management information system; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.

GENERAL

In mid-1994 management began to address operational issues that had adversely affected the Company's sales and profitability. Management focused on four primary areas: (i) strengthening relationships with distributors and product end-users, (ii) increasing the Company's participation in projected high-growth markets, such as the consumer/DIY and catalog supply markets and the emerging international markets of Latin America and the Pacific Rim, (iii) expanding product innovation and development efforts and (iv) pursuing acquisitions. The impact of these initiatives became evident during fiscal 1996. In addition, the Company completed the acquisitions of Peltor and Eastern in that same fiscal year. Each of these acquisitions has been a key contribution to the Company's overall strategy.

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

During fiscal year 1998 the Company continued to realize these improvements and experienced four successive quarters of operating profitability improvements, excluding the $11.6 million restructuring charge and $0.5 million of personnel relocation costs associated with the move of the corporate headquarters from Boston, MA to Indianapolis, IN, as compared with the same quarters of the prior year. A new management team was installed, starting with the appointment of Michael A. McLain as President and Chief Executive Officer on February 3, 1998. During fiscal 1998 the Company continued to realize operating improvements through greater utilization of the new management information system. To further accelerate its operational benefits, the Company completed a major update of its SAP management information system to version 3.1H in November, 1998.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Company's consolidated statements of operations expressed as a percentage of net sales.

                                          YEAR ENDED SEPTEMBER 30,
                                          ------------------------
                                     1996           1997           1998
                                     ----           ----           ----
Net sales:
  Safety Products ...............    84.3%          87.3%          86.5%
  Specialty Composites ..........    15.7           12.7           13.5
                                    -----          -----          -----
    Total net sales .............   100.0          100.0          100.0
Cost of sales ...................    54.5 (1)       57.2           56.0
                                    -----          -----          -----
Gross profit ....................    45.5 (1)       42.8           44.0
Selling and administrative ......    29.9 (2)       30.4           30.4
Research and technical services..     1.3            1.8            1.6
Amortization expense ............     2.3            2.5            2.3
Other charges (income), net .....     0.1            0.9           (0.1)
Restructuring charge ............      --             --            4.0
                                    -----          -----          -----
  Operating income ..............    11.9%(1)(2)     7.2%           5.8%
                                    =====          =====          =====


(1) Excludes $1.0 million charged to cost of sales as a result of purchase price allocated to inventory acquired in the Peltor acquisition. This amount was recorded in cost of sales as the acquired inventory was sold during the year ended September 30, 1996.

(2) Excludes $0.8 million charged to selling and administrative expense for costs related to the abandoned effort at an initial public offering.

The Company's business is slightly seasonal. Traditionally, net sales during the first fiscal quarter (October 1 -- December 31) are slightly lower than the other quarters. This is generally attributable to stock reductions by distributors and plant shutdowns by end-users towards the end of each calendar year.


FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES. Net sales in the year ended September 30, 1998 increased 2.3% to $292.5 million from $285.8 million in the year ended September 30, 1997. Both operating segments enjoyed growth with Safety Products net sales in the year ended September 30, 1998 increasing 1.3% to $252.9 million from $249.6 million in the year ended September 30, 1997 as growth with U.S. Consumer and North American and European Industrial accounts more than offset the negative effect of a stronger U.S. Dollar and decline in business with customers in Asia. Specialty Composites' net sales in the year ended September 30, 1998 increased 9.4% to $39.6 million from $36.2 million in the year ended September 30, 1997. The increase was primarily driven by the strengthening general aviation and Class 8 truck markets.

GROSS PROFIT. Gross profit in the year ended September 30, 1998 increased 5.1% to $128.6 million from $122.3 million in the year ended September 30, 1997. Gross profit as a percentage of net sales in the year ended September 30, 1998 was 44.0% as compared to 42.8% in the year ended September 30, 1997. The gross profit amount was favorably impacted by the increased net sales, and the realization of operating improvements as the Company overcame the difficulties triggered by the conversion to a new management information system and the changes in manufacturing processes at the Southbridge, Massachusetts facility. These improvements have resulted in decreased spending at the Southbridge facility, predominantly in the first quarter of 1998 and to lesser extents in the second and third quarters. These decreased operating costs were the main determinants in the improvement in the gross profit as a percent of net sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 1998 increased 2.2% to $88.9 million from $87.0 million in the year ended September 30, 1997. Within this increase is a reduction of $0.3 million of distribution expenses. Although net sales were up 2.3%, distribution expenses decreased as the Company continued to improve service levels and overcame the difficulties triggered by the conversion to the new management information system. Sales and marketing expenses decreased by $2.6 million. These reductions were more than offset by normalized incentive accruals, and an accrual for costs related to a patent infringement claim by Gargoyles, Inc., which was settled October 22, 1998, as well as $0.5 million of personnel relocation costs associated with the move of the corporate headquarters from Boston, MA to Indianapolis, IN in the current period compared to the year after period; in the current period these accounts increased compared to the prior period. Selling and administrative expenses as a percentage of net sales in the year ended September 30, 1998 were 30.4% of net sales, the same as in the year ended September 30, 1997.

RESEARCH AND TECHNICAL SERVICES EXPENSES. Research and technical services expenses in the year ended September 30, 1998 decreased 8.9% to $4.7 million from $5.1 million in the year ended September 30, 1997. This decrease was due primarily to the timing of European development activities, and to a lesser extent the effect of a stronger U.S. dollar relative to the Swedish Krona.

AMORTIZATION OF INTANGIBLES. Amortization expense remained at a relatively consistent $6.8 million in the year ended September 30, 1998 compared to $7.0 million in the year ended September 30, 1997.

OTHER CHARGES (INCOME), NET. Other Charges (Income), Net improved to income of $0.3 million for the year ended September 30, 1998 as compared to expense of $2.5 million for the year ended September 30, 1997. This change was primarily a result of foreign currency transaction gains in the year ended September 30, 1998 as compared to foreign currency transaction losses and charges related to the abandonment of two automation related capital projects totaling approximately $0.5 million at the Company's Indianapolis, Indiana facility in the year ended September 30, 1997.

RESTRUCTURING CHARGE. During fiscal 1998 the Company recorded a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during the fiscal year. On February 3, 1998, the Company announced the appointment of Michael A. McLain as President and Chief Executive Officer and on March 25, 1998 the Company announced plans to close the Boston headquarters and relocate it to Indianapolis, Indiana, where the Company has substantial operations. In addition, on September 30, 1998 the Company announced plans to improve profitability through complexity reduction and restructuring. The Company is eliminating certain product offerings in its Eyewear and Respiratory product lines, reducing head count in North America through restructuring and outsourcing, consolidating the branding in its Consumer product line and reducing selling and manufacturing cost in its Prescription eyewear product line.

The $11.6 million charge includes a $6.1 million provision for inventories and product returns for products that are being discontinued. The charge also provides $1.1 million for certain property, plant and equipment for which the Company has determined there is no future use, and $0.1 million related to intangibles on abandoned product lines. In addition, the charge provides $4.3 million to cover mainly employee severance and other contractual obligations.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income decreased 18.3% to $16.9 million in the year ended September 30, 1998 from $20.7 million in the year ended September 30, 1997. Operating income as a percentage of net sales in the year ended September 30, 1998 was 5.8% as compared to 7.2% in the year ended September 30, 1997.

INTEREST EXPENSE, NET. Interest expense, net in the year ended September 30, 1998 decreased 1.9% to $26.2 million from $26.7 million in the year ended September 30, 1997.

LOSS BEFORE PROVISION FOR INCOME TAXES. Loss before provision for income taxes increased $3.3 million in the year ended September 30, 1998 to a loss of $9.2 million compared to a loss of $6.0 million in the year ended September 30, 1997 due to the lower operating income partly offset by lower interest expense.

PROVISION FOR INCOME TAXES. The provision for income taxes in the year ended September 30, 1998 was $2.2 million compared to $0.9 million in the year ended September 30, 1997. The Company's foreign subsidiaries have taxable income in their jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the years ended September 30, 1998 and 1997, the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

NET LOSS. For the year ended September 30, 1998, the Company had a net loss of $11.4 million as compared to a net loss of $6.9 million for the year ended September 30, 1997.

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

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)


                                                          Year Ended                              Change
                                                        September 30,                     Favorable (Unfavorable)
                                                    1998              1997               Amount            Percent
                                                    ----              ----               ------            -------
     Operating Income                            $     16,910       $    20,706       $    (3,796)          (18.3%)
     Add Backs:
          Depreciation                                 11,537             9,773             1,764            18.1%
          Amortization of Intangibles                   6,833             6,957              (124)           (1.8%)
          Non-operating Costs (Income) (1)                281               404              (123)          (30.4%)
                                                 ------------       -----------       -----------

     EBITDA                                      $     35,561       $    37,840       $    (2,279)           (6.0%)
                                                 ============       ===========       ============


    (1) Other Charges (Income), Net Summary:
       Non-operating Costs (Income), Net         $        281       $       404       $      (123)          (30.4%)
       Foreign Transaction (Gains) Losses                (617)            2,101             2,718           129.4%
                                                 ------------       -----------       -----------
     Total Other Charges (Income), Net           $       (336)      $     2,505       $     2,841           113.4%
                                                 ============       ===========       ===========



EBITDA for the year ended September 30, 1998 was $35.6 million as compared to $37.8 million for the year ended September 30, 1997. This decrease was due primarily to the decrease in operating income described previously partly offset by higher depreciation expense. EBITDA as a percentage of net sales in the year ended September 30, 1998 was 12.2% as compared to 13.2% in the year ended September 30, 1997. Excluding the $11.6 million restructuring charge and $0.5 million of personel relocation costs associated with the move of corporate headquarters, EBITDA would have been $47.7 million, or 16.3% of net sales for the year ended September 30, 1998.


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


RESEARCH AND TECHNICAL EXPENSES. Research and technical expenses in the year ended September 30, 1997 increased 57.5% to $5.1 million from $3.3 million in the year ended September 30, 1996. The increase was primarily due to the acquisition of Peltor which spends proportionately more on research and technical services because there is a more significant technical component to this product line.

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

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income in the year ended September 30, 1997 decreased 23.8% to $20.7 million from $27.2 million in the year ended September 30, 1996.

INTEREST EXPENSE, NET. As a result of the increased borrowings to finance the acquisitions of Peltor and Eastern, interest expense, net in the year ended September 30, 1997 increased 28.8% to $26.7 million from $20.7 million in the year ended September 30, 1996.

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

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. EBITDA for the year ended September 30, 1997 was $37.8 million as compared to $39.7 million for the year ended September 30, 1996. This decrease was due to fact that the contribution from the acquisitions of Peltor and Eastern were more than offset by the combined effects of higher costs in the Company's Southbridge, Massachusetts manufacturing facility, higher selling and administrative costs and the foreign exchange losses. EBITDA as a percentage of sales declined from 16.3% to 13.2% due to the decreased profitability in the first three fiscal quarters of fiscal 1997. In the fourth fiscal quarter of 1997 EBITDA was $12.2 million or 16.3% of sales as compared to $10.4 million or 16.3% of sales in the fourth fiscal quarter of fiscal 1996. This increase was due to the favorable effect of higher volume in the period as well as improvements in profitability.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor AB, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company estimates that these exchange rate changes had the effect of decreasing operating profit by $1.5 million in the year ended September 30, 1998 compared to the effect of decreasing operating profit by $2.1 million, and $0.3 million in the years ended September 30, 1997 and 1996, respectively.

EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

YEAR 2000 COMPLIANCE

The "Year 2000 problem" is a flaw existing in many computer hardware and software programs caused by historical use of dates represented by only two digits (for example, 98 rather than 1998). This causes computer programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working with years outside the range of 1900-1999. To evaluate the impact of this the Company has assembled a "Y2K" cross functional team which has assessed the impact of year 2000 compliance with respect to Information Technology (IT) and manufacturing systems as well as the Company's exposure to significant third party risks. Accordingly, the Company has initiated and substantially completed a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

The Company's recent conversion to a new management information system that has been in use by a majority of the Company's operating units has brought the advantage of year 2000 compliance to the bulk of the internal systems that could potentially otherwise have material adverse impacts on the Company's operations. The prescription eyewear product line is the remaining operating unit that is not predominantly operated on the new management information system. The software for this unit will be modified and eventually a new operating system will be installed. It is anticipated that this project will be completed by the end of fiscal 1999. It is expected that these remaining conversions will be substantially completed by the end of fiscal 1999, and at this time a contingency plan has not been developed in the event these system conversions are not completed on a timely basis. As it relates to internal E-mail and desktop hardware and software systems, the Company has begun a desktop update and standardization effort which in addition to providing efficiency tools to the global organization will also address those remaining year 2000 compliance issues that may exist in that environment. Including the remaining conversion and desktop standardization initiatives and the costs of modifying internal software for the prescription eyewear product line, the cost to achieve Year 2000 compliance is anticipated to be less than $1.0 million.

The Company has contacted and is in the process of surveying its major customers and vendors. However, there can be no assurance that year 2000 deficiencies in the systems of other companies on which the Company's systems rely will be timely corrected or that any such failure by another company to correct its deficiencies would not have an adverse effect on the Company's systems, business or results of operations. The Company is continuing its assessment of the remainder of its internal systems and that of other companies on which the Company's systems rely.

Since the majority of the Company's products are passive in nature and do not utilize chip technologies, it is not anticipated that product returns could materially impact the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies aggregating $140.0 million at inception (the Term Loans) and (ii) a Revolving Credit Facility providing for up to $25.0 million (the Senior Bank Facilities).

Maturities under the Company's Term Loans are: $13.3 million in fiscal 1999, $16.4 million in fiscal 2000, $21.2 million in fiscal 2001, $34.5 million in fiscal 2002 and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $5.8 million for capital expenditures for the year ended September 30, 1998 as compared to $8.9 million for capital expenditures for the year ended September 30, 1997 and $9.2 million for the year ended September 30, 1996. Included in the capital expenditures over the past three years was $8.0 million for a worldwide management information system. The Company's capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the year ended September 30, 1998 totaled $20.2 million as compared to $9.1 million for the year ended September 30, 1997. The increase was due primarily to a $7.8 million improvement in Operating Income before the restructuring charge, a decrease in accounts receivables of $1.4 million as compared to an increase of $0.5 million in fiscal 1997, a reduction in inventories of $0.1 million before the restructuring charge in fiscal 1998 as compared to a decrease of $3.8 million in fiscal 1997, and a decrease in accounts payable, accruals and all other of $2.1 million as compared to a decrease of $6.6 million in fiscal 1997. In fiscal 1996, the Company's net cash provided by operating activities totaled $4.5 million.

Net cash used by investing activities was $5.8 million for the year ended September 30, 1998 as compared to $8.3 million for the year ended September 30, 1997 and $96.4 million in the year ended September 30, 1996. Net cash used by investing activities consisted of $5.8 million of capital expenditures in the year ended September 30, 1998 as compared to $8.9 million in the year ended September 30, 1997. Offsetting the spending in the year ended September 30, 1997 was $0.8 million in proceeds from the sale of the Rhode Island facility of Peltor as those operations were consolidated into the Company's Southbridge, Massachusetts and Indianapolis, Indiana facilities. In the year ended September 30, 1996, excluding the $83.6 million invested in the Peltor acquisition, the $6.6 million invested in the Eastern acquisition and the escrow for the Eastern acquisition, net cash used by investing activities would have been $9.3 million.

Net cash used by financing activities for the year ended September 30, 1998 was $13.0 million related primarily to repayment of term loans of $10.5 million, repayment of other long term debt of $0.3 million and decreased borrowings under the revolving credit facility of $2.2 million. Net cash used by financing activities for the year ended September 30, 1997 was $4.2 million as compared to cash provided by financing activities of $95.5 million in the year ended September 30, 1996. Net cash used by financing activities for the year ended September 30, 1997 was $4.2 million as repayment of term loans of $8.3 million and repayment of other long term debt of $0.8 million were partially offset by increased borrowings under the revolving credit facility of $5.2 million. In fiscal 1996 net cash provided by financing activities consisted primarily of proceeds from the amended and restated senior bank facility which were used to finance the acquisitions of Peltor and Eastern.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. At September 30, 1998 the Company had borrowed $8.0 million under the revolving credit facility. Throughout most of fiscal 1997, borrowing levels remained high until the difficulties associated with the conversion to the new management information system were largely resolved and the improvements in production planning were beginning to be realized. Management believes that improvements will continue to be realized during the next fiscal year. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes. In April, 1997, the Company amended its credit agreement with its syndicate of lenders with respect to the financial covenants applicable to periods ending on and after June 30, 1997. The revised covenants reflected the reduced profitability that the Company had experienced due to the operating difficulties which were triggered by the new management information system. The amendment also provided the Company with the ability to simplify its corporate structure in Europe in order to further integrate the Peltor operation. On September 30, 1998, the Senior Bank Facilities were amended to exclude certain restructuring charges from the calculation of EBITDA, as used in determining compliance with certain financial covenants, for the year ended September 30, 1998. On December 4, 1998, the Senior Bank Facilities were amended with respect to certain covenants applicable to periods ending on and after December 31, 1998 to reflect the Company's current level of profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)      Index to Financial Statements

                                                                                       PAGE
     Report of Independent Public Accountants-- Arthur Andersen LLP................     21
     Consolidated Balance Sheets-- September 30, 1997 and 1998.....................     22
     Consolidated  Statements  of  Operations  -- Years ended  September  30, 1996,
     1997, and 1998................................................................     23
     Consolidated  Statements of  Stockholders'  Equity--Years ended  September 30,
     1996, 1997, and 1998..........................................................     24
     Consolidated  Statements of Cash Flows-- Years ended September 30, 1996, 1997,
     and 1998......................................................................     25
     Notes to Consolidated Financial Statements....................................     26
     Valuation and Qualifying  Accounts -- Years ended September 30, 1996, 1997 and
     1998..........................................................................     66

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Aearo Corporation:

We have audited the accompanying consolidated balance sheets of Aearo Corporation and subsidiaries (a Delaware corporation) as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries as of September 30, 1997 and 1998, and the results of its operations and its cash flows for the years ended September 30, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the accompanying consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                      ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 16, 1998

                                AEARO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                               1997          1998
                                                             --------      --------
Current Assets:
  Cash and cash equivalents..............................    $  5,476      $  6,737
  Accounts receivable (net of reserve for doubtful
    accounts of $1,301 and $1,239 in 1997 and
    1998, respectively)..................................      45,876        44,486
  Inventories............................................      36,693        30,466
  Deferred and prepaid expenses..........................       3,397         3,572
                                                             --------      --------
      Total current assets...............................      91,442        85,261
                                                             --------      --------
Property, plant and equipment, net.......................      64,948        57,729
Intangible assets, net...................................     146,906       137,848
Other assets.............................................       7,580         5,909
                                                             --------      --------
      Total assets.......................................    $310,876      $286,747
                                                             ========      ========

Current Liabilities:
  Current portion of long-term debt......................    $ 10,937      $ 14,573
  Accounts payable and accrued liabilities...............      36,186        37,957
  Accrued interest.......................................       3,769         3,732
  U.S. and foreign income taxes..........................       2,734         3,506
                                                             --------      --------
      Total current liabilities..........................      53,626        59,768
                                                             --------      --------
Long-term debt...........................................     233,729       218,592
Deferred income taxes....................................         883           959
Other liabilities........................................       2,688         2,586


Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value --
    (Redemption value of $67,289,000 as of
    September 30, 1998)
    Authorized -- 200,000 shares ........................
    Issued and outstanding-- 45,000 shares...............          --            --
  Common stock, $.01 par value --
    Authorized -- 200,000 shares
    Issued and outstanding -- 96,810 and 102,338 shares
    in 1997 and 1998, respectively.......................           1             1
Additional paid-in capital...............................      32,476        32,383
Accumulated deficit......................................      (5,269)      (16,715)
Cumulative foreign currency translation adjustments......      (7,258)      (10,827)
                                                             --------      --------
      Total stockholders' equity.........................      19,950         4,842
                                                             --------      --------
      Total liabilities and stockholders' equity.........    $310,876      $286,747
                                                             ========      ========

           The accompanying notes are an integral part of these consolidated financial statements.

                                AEARO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Per Share and Share Amounts)

                                                                               Year Ended September 30,
                                                                     -------------------------------------------
                                                                        1996             1997             1998
                                                                     ---------        ---------        ---------

Net Sales ....................................................       $ 243,459        $ 285,783        $ 292,459
Cost of Sales ................................................         133,551          163,460          163,877
                                                                     ---------        ---------        ---------
        Gross profit .........................................         109,908          122,323          128,582
Selling and  Administrative ..................................          73,614           87,036           88,929
Research and Technical Services ..............................           3,250            5,119            4,661
Amortization  Expense ........................................           5,563            6,957            6,833
Other Charges (Income), net ..................................             301            2,505             (336)
Restructuring Charge .........................................              --               --           11,585
                                                                     ---------        ---------        ---------
        Operating income .....................................          27,180           20,706           16,910
        Interest Expense, net ................................          20,703           26,665           26,152
                                                                     ---------        ---------        ---------
        Income (loss) before provision for income taxes ......           6,477           (5,959)          (9,242)
        Provision for Income Taxes ...........................           4,286              917            2,204
                                                                     ---------        ---------        ---------
        Net  income (loss) ...................................           2,191           (6,876)         (11,446)
        Preferred Stock Dividend Accrued .....................           6,248            7,112            8,052
                                                                     ---------        ---------        ---------
        Net Loss applicable to Common Shareholders ...........       $  (4,057)       $ (13,988)       $ (19,498)
                                                                     =========        =========        =========
Basic and Diluted Net Loss per Common Share ..................       $  (40.58)       $ (142.77)       $ (195.60)
                                                                     =========        =========        =========

Diluted Weighted average Common Shares .......................          99,980           97,979           99,685
                                                                     =========        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                                AEARO CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, Except Share Amounts)





                                                                                                         Cumulative
                                                                                                          Foreign
                                     Preferred Stock        Common Stock       Additional                 Currency
                                     ----------------     ------------------    Paid-in     Accumulated  Translation
                                     Shares    Amount     Shares      Amount    Capital       Deficit    Adjustments      Total
                                     ------    ------     ------      ------   --------     -----------  -----------     --------


Balance, September 30, 1995 .....    45,000     $  --      100,000      $1     $ 32,530      $   (584)     $      7      $ 31,954

  Repayment of shareholder
      notes .....................        --        --           --       -          260            --            --           260
  Repurchase of common
     stock, net .................        --        --         (650)      -         (150)           --            --          (150)
  Foreign currency translation
     adjustment .................        --        --           --       -           --            --           546           546
  Net income ....................        --        --           --       -           --         2,191            --         2,191
                                     ------     -----      -------      --     --------      --------      --------      --------

Balance, September 30, 1996 .....    45,000        --       99,350       1       32,640         1,607           553        34,801

  Repayment of shareholder
     notes ......................        --        --           --       -          258            --            --           258
  Repurchase of common
    stock, net ..................        --        --       (2,540)      -         (422)           --            --          (422)
  Foreign currency translation
     adjustment .................        --        --           --       -           --            --        (7,811)       (7,811)
  Net loss ......................        --        --           --       -           --        (6,876)           --        (6,876)
                                     ------     -----      -------      --     --------      --------      --------      --------
Balance, September 30, 1997 .....    45,000        --       96,810       1       32,476        (5,269)       (7,258)       19,950

  Issuance of shareholder notes..        --        --           --       -       (1,157)           --            --        (1,157)
  Sale of common stock, net .....        --        --        5,528       -        1,064            --            --         1,064
  Foreign currency translation
     adjustment .................        --        --           --       -           --            --        (3,569)       (3,569)
  Net loss ......................        --        --           --       -           --       (11,446)           --       (11,446)
                                     ------     -----      -------      --     --------      --------      --------      --------

Balance, September 30, 1998 .....    45,000     $  --      102,338      $1     $ 32,383      $(16,715)     $(10,827)     $  4,842
                                     ======     =====      =======      ==     ========      ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                AEARO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                Year Ended September 30,
                                                        -----------------------------------------

                                                          1996            1997            1998
                                                        --------        --------        --------
Cash Flows from Operating Activities:

  Net income (loss) ...............................     $  2,191        $ (6,876)       $(11,446)
  Adjustments to reconcile net income  (loss) to
    cash provided by operating activities--
    Depreciation ..................................        6,908           9,773          11,537
    Amortization ..................................        7,028           8,858           8,742
    Deferred income taxes .........................           --             109              85
    Provision for restructuring charge ............           --              --          11,585
    Other non-cash items, net .....................          423             517             262
    Changes in assets and liabilities --
      Accounts receivable .........................       (4,431)           (479)          1,435
      Inventory ...................................       (3,748)          3,787              62
      Accounts payable and accruals ...............       (3,040)         (3,325)         (2,452)
      Other, net ..................................         (855)         (3,296)            340
                                                        --------        --------        --------
        Net cash provided by operating activities..        4,476           9,068          20,150
                                                        --------        --------        --------
Cash Flows from Investing Activities:
  Cash paid for Peltor AB and Eastern .............      (90,204)             --              --
  Eastern escrow deposit ..........................        3,000              --              --
  Purchase of Shoplyne assets .....................           --            (242)             --
  Additions to property, plant and equipment ......       (9,249)         (8,901)         (5,809)
  Proceeds provided by disposals of property,
     plant and equipment ..........................           26             818              41
                                                        --------        --------        --------
        Net cash used by investing activities .....      (96,427)         (8,325)         (5,768)
                                                        --------        --------        --------
Cash Flows from Financing Activities:
  (Repurchase) sale of common stock, net ..........         (150)           (422)          1,064
  Repayment (issuance) of shareholder notes .......          260             258          (1,157)
  Proceeds from Amended and Restated
    Senior Bank Facility, net .....................       94,311              --              --
  Proceeds from (repayment of) revolving
    credit facility, net ..........................        1,250           5,150          (2,200)
  Repayment of term loans .........................           --          (8,335)        (10,455)
  Repayment of other long-term debt ...............         (218)           (840)           (280)
                                                        --------        --------        --------
        Net cash (used) provided by
        financing activities ......................       95,453          (4,189)        (13,028)
                                                        --------        --------        --------
Effect of Exchange Rate Changes on Cash ...........          331             382             (93)
                                                        --------        --------        --------
Increase (Decrease) in Cash and Cash Equivalents ..        3,833          (3,064)          1,261
Cash and Cash Equivalents, beginning of year ......        4,707           8,540           5,476
                                                        --------        --------        --------
Cash and Cash Equivalents, end of year ............     $  8,540        $  5,476        $  6,737
                                                        ========        ========        ========
Cash Paid for:
  Interest ........................................     $ 18,879        $ 22,316        $ 24,537
                                                        ========        ========        ========
  Income taxes ....................................     $  1,138        $  3,345        $  1,299
                                                        ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                AEARO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

(1)  BASIS OF PRESENTATION

Aearo Corporation, a Delaware corporation, and its direct wholly-owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as "the Company") manufacture and sell hearing protection devices (ear plugs and ear muffs), prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits which are protection segments of the personal protection equipment market world-wide. Additionally, the Company manufactures and sells world-wide, a wide array of energy-absorbing materials which are incorporated into other manufacturer's products to control noise, vibration and shock.

Aearo Corporation (formerly Cabot Safety Holdings Corporation) was formed by Vestar Equity Partners, L.P. (Vestar) in June 1995 to effect the acquisition of substantially all of the assets and liabilities of Cabot Safety Corporation and certain affiliates (the Predecessor) all of which were wholly owned by Cabot Corporation (Cabot), (the Formation Acquisition). The Formation Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of the Predecessor for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation, as more fully described in Note 12. Aearo Corporation immediately contributed the acquired assets and liabilities to Aearo Company, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated June 13, 1995. Aearo Corporation has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of Aearo Company. Separate financial statements of Aearo Company are not presented because they do not provide any additional information from what is presented in the consolidated financial statements of Aearo Corporation that would be meaningful to the holders of the Senior Subordinated Notes (see Note 7).

The Formation Acquisition has been accounted for as a purchase transaction effective as of July 11, 1995, in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions, and accordingly, the consolidated financial statements for the periods subsequent to July 11, 1995 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on a portion of their estimated fair values as of July 11, 1995. The valuation of assets and liabilities reflect carryover basis for the percentage ownership retained by Cabot.

(2)  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. The significant accounting policies of the Company are described below.

     USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998


    REVENUE RECOGNITION

The Company generally recognizes revenue upon shipment of its products to customers.

    ADVERTISING

The Company expenses the costs of advertising as incurred. These expenses were approximately $3,794,000, $5,171,000, and $4,827,000 in the years ended
September 30, 1996, 1997, and 1998, respectively.

    CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all time deposits and short-term investments with an original maturity of three months or less at time of purchase to be cash equivalents.

    FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated at year-end exchange rates. Revenues and expenses are translated at the average rate during the year. Translation gains and losses are reflected as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income. For the years ended September 30, 1996, 1997, and 1998 the accompanying consolidated statements of operations include approximately $286,000, $2,101,000, and ($617,000), respectively, of transaction (gains) and losses included in other charges (income), net. During 1997, the Company initiated the use of forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability related to trade accounts receivable and trade accounts payable denominated in foreign currencies.

As of September 30, 1998, the Company had forward foreign currency contracts open in the following amounts:


                                          Contract
           Currency                     Amount (000s)         Position
           --------                     -------------         --------

        Bristish Pound                      4,783               Buy
        Canadian Dollar                       571               Buy
        French Franc                        8,216               Sell
        German Deutsche Mark                3,855               Sell
        Irish Punt                            130               Sell
        Italian Lira                    1,610,704               Sell
        Norwegian Krona                     4,236               Sell
        Spanish Peseta                     68,565               Sell
        Swedish Krona                      17,352               Buy
        Swiss Franc                         1,624               Buy
        Finnish Markka                      1,664               Sell


As of September 30, 1998, the Company has deferred an unrealized gain of $31,000 associated with the above forward foreign currency contract commitments.

    INVENTORIES

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $2,263,000, $2,783,000, and $3,198,000 for the years ended September 30, 1996, 1997, and 1998, respectively.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998

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

Upon the sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated financial statements, and any resultant gain or loss is recognized.

    INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

    INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill, patents and trademarks purchased in business acquisitions. Intangible assets are amortized over their estimated useful life.

The Company accounts for long-lived and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At September 30, 1997 and 1998, no such impairment of assets was indicated.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998



A summary of the estimated lives by major category of intangible assets at September 30, 1998 is as follows:


Goodwill........................................            25 Years
Patents.........................................            17 Years
Non-compete agreements..........................   Life of agreements (up to 5 years)
Trademarks, Tradenames and
  Other.........................................      Varies from 15 to 25 Years


    DEFERRED FINANCING COSTS

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, Senior Subordinated Notes and bank debt (including term loans, revolving credit facility and other debt). The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 1998, except for the Senior Subordinated Notes, for which the Company estimates the fair market value to approximate $108 million at September 30, 1998.

    LOSS PER COMMON SHARE

In 1998, the Company adopted SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of September 30, 1996, 1997 and 1998, there were 5,000, 4,418 and 7,154 options outstanding, respectively. Of these potentially dilutive securities, none qualified for inclusion in the diluted earnings per share calculation for the years ended September 30, 1996, 1997 and 1998, respectively. The implementation of this standard did not have an effect on earnings per common share in 1996 or 1997 and, therefore, did not require restatement. Basic and diluted earnings per common share for the years ended September 30, 1996, 1997 and 1998 were equal; therefore, no reconciliation between basic and diluted earnings per common share is required.

    SFAS NO. 123 -- ACCOUNTING FOR STOCK-BASED COMPENSATION

     On October 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company intends to continue accounting for its stock based compensation plans for employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock based compensation plans for employees must make footnote disclosure of the pro forma effects on earnings per share had the principles contained within SFAS No. 123 been applied (See Note 12).

    SFAS NO. 130 -- REPORTING COMPREHENSIVE INCOME


In June 1997, the Financial Accounting Standards board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. SFAS No. 130 is effective for the Company beginning October 1, 1998. Adoption of this standard will not impact the Company's conosolidated financial position, results of

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998



operations or cash flows, and any effect will be limited to the form and content of its disclosures.

     SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to present segment information using the management approach. The management approach is based upon the way that management organizes the segments within a Company for making operating decisions and assessing performance. SFAS No. 131 is effective for the Company beginning September 30, 1999. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

    SFAS NO. 133 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at a company's election, before January 1, 1998).

The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998


(3)  INVENTORIES

Inventories consisted of the following at September 30 (dollars in thousands):

                        1997           1998
                      --------        -------
Raw materials .....   $ 10,031        $ 9,113
Work in process ...      9,982          9,257
Finished goods ....     16,680         12,096
                      --------        -------

                      $ 36,693        $30,466
                      ========        =======

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

                                        1997          1998
                                       -------       -------

Land ...........................       $ 2,669       $ 2,669
Buildings and improvements .....        16,171        17,640
Machinery and equipment ........        43,069        45,566
Furniture and fixtures .........        15,485        16,799
Construction in progress .......         4,768         3,120
                                       -------       -------
                                        82,162        85,794
Less -- Accumulated depreciation        17,214        28,065
                                       -------       -------
                                       $64,948       $57,729
                                       =======       =======

(5)  INTANGIBLE ASSETS

Intangible assets consist of the following at September 30 (dollars in thousands):

                                        1997           1998
                                      --------       --------

Goodwill ......................       $ 84,800       $ 82,443
Patents .......................          1,638          1,638
Trademarks and tradenames .....         74,122         74,122
Non-compete agreement .........            269            194
Other .........................            585            585
                                      --------       --------
                                       161,414        158,982
Less-- Accumulated amortization         14,508         21,134
                                      --------       --------
                                      $146,906       $137,848
                                      ========       ========

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998


(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

                                                     1997          1998
                                                    -------       -------
Accounts payable-- trade ....................       $18,378       $15,131

Accrued Liabilities--
  Employee compensation and benefits (Note 9)       $ 9,169       $10,615
  Restructuring reserve (Note 16) ...........            --         2,990
  Product liability accruals ................         3,774         4,063
  Other .....................................         4,865         5,158
                                                    -------       -------
                                                    $36,186       $37,957
                                                    =======       =======

(7)  DEBT

The long-term debt balances consisted of the following at September 30 (dollars in thousands):

                                                              1997           1998
                                                            --------       --------
Revolving credit facility loan ......................       $ 10,200       $  8,000
Term loans, due 2003 ................................        129,592        120,590
Senior subordinated notes, due 2005, 12.5% ..........        100,000        100,000
Note payable, other .................................            646            555
Mortgage note, due 1998-- 2006, 10.1% ...............          2,458          2,410
Industrial Revenue Bonds, due 1998 -- 2003, 6.4% less
  advance deposit of $122 ...........................            448            368
Industrial Revenue Bonds, due 2002, 13.0% ...........          1,000          1,000
Capitalized lease obligations--
  Lease term ends 2003, 6.5% ........................            286            242
  Lease term ends 1998, 9.0% ........................             36             --
                                                            --------       --------
                                                             244,666        233,165
Less-- Current portion of long-term debt ............         10,937         14,573
                                                            --------       --------
          Total .....................................       $233,729       $218,592
                                                            ========       ========


Senior Bank Facilities

The Company's Senior Bank Facilities consist of Term Loans and a Revolving Credit Facility as hereinafter defined. In July 1995, Aearo Company entered into a credit agreement (the Agreement) that provides for secured borrowings from a syndicate of lenders. On May 30, 1996, Aearo Company and the Syndicated Lenders amended and restated the Agreement. The amended and restated Agreement consists of (a) a secured term loan facility consisting of A and B term loans providing for up to $90.0 million of A term loans and $50.0 million of B term loans (collectively, the Term Loans); a portion of the A term loans is denominated in an equivalent amount of foreign currencies and (b) a secured revolving credit facility (the Revolving Credit Facility) providing for up to $25.0 million of revolving loans, a portion of which may be denominated in foreign currencies, for general corporate purposes and, as to $15.0 million thereof, to finance permitted acquisitions. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $5.0 million. Term A and B Loans amortize quarterly over five and six year periods, respectively. Amounts repaid or prepaid in respect of the Term Loans may not be reborrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is May 30, 2002.

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

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998



undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and fees relating to the issuance of letters of credit.

     Under the terms of the Senior Bank Facilities, Aearo Company is required to comply with a number of affirmative and negative covenants. Among other things, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios and fixed charge coverage ratios. In April 1997, the Senior Bank Facilities were amended with respect to certain covenants applicable to periods ending on and after June 30, 1997. On September 30, 1998, the Senior Bank Facilities were amended to exclude certain restructuring charges from the calculation of EBITDA, as used in determining compliance with certain financial covenants, for the year ended September 30, 1998. On December 4, 1998, the Senior Bank Facilities were amended with respect to certain covenants applicable to periods ending on and after December 31, 1998. The Senior Bank Facilities also impose limitations on certain business activities of Aearo Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, sales of certain assets and limitations on transactions with affiliates. As of September 30, 1998, Aearo Company is in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

Term Loans

At September 30, 1998 the total balance outstanding on the Term Loans was $120.6 million U.S. dollars and interest rates were 7.9% for the US Dollar Term A Loan ($27.0 million U.S. Dollars outstanding at September 30, 1998), 5.8% for the German Deutsche Mark Term A Loan (23.9 million German Deutsche Marks outstanding at September 30, 1998), 10.1% for the British Pound Term A Loan (10.2 million British Pounds outstanding at September 30, 1998), 7.4% and for the Canadian Term A Loan (6.2 million Canadian Dollars outstanding at September 30, 1998), 10.1% for the British Pound Term A Loan (5.4 million British Pounds outstanding at September 30, 1998) and 8.4% for the US Dollar Term B Loan ($4.8 million U.S. Dollars outstanding at September 30, 1998). For the year ended September 30, 1998 the weighted average interest rates paid were 8.0%, 5.9%, 9.8%, 6.8%, 9.8% and 8.5% for the US Dollar Term A Loan, for the German Deutsche Mark Term A Loan, for the British Pound Term A Loan, for the Canadian Term A Loan, for the British Pound Term A Loan and for the US Dollar Term B Loan, respectively.

At September 30, 1997 the total balance outstanding on the Term Loans was $129.6 million U.S. dollars and interest rates were 8.0% for the US Dollar Term A Loan, 5.6% for the German Deutsche Mark Term A Loan, 9.6% for the British Pound Term A Loan, 5.9% for the Canadian Term A Loan, 9.6% for the British Pound Term A Loan and 8.5% for the US Dollar Term B Loan. For the year ended September 30, 1997 the weighted average interest rates paid were 7.9%, 5.5%, 8.7%, 5.6%, 8.7% and 8.4% for the US Dollar Term A Loan, for the German Deutsche Mark Term A Loan, for the British Pound Term A Loan, for the Canadian Term A Loan, for the British Pound Term A Loan and for the US Dollar Term B Loan, respectively.

At September 30, 1996 the total balance outstanding on the Term Loans was $139.4 million U.S. dollars and interest rates were 7.8% for the US Dollar Term A Loan, 5.4% for the German Deutsche Mark Term A Loan, 8.1% for the British Pound Term
A Loan, 6.4% for the Canadian Term A Loan, 8.1% for the British Pound Term A Loan and 8.3% for the US Dollar Term B Loan. During the period of May 30, 1996 to September 30, 1996 the weighted average interest rates paid were 7.7%, 5.6%, 8.1%, 6.8%, 8.1% and 8.2% for the US Dollar Term A Loan, for the German Deutsche Mark Term A Loan, for the British Pound Term A Loan, for the Canadian Term A Loan, for the British Pound Term A Loan and for the US Dollar Term B Loan, respectively.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998

Revolving Credit Facility

At September 30, 1998 the balance outstanding on the Revolving Credit Facility was $8.0 million, and the interest rate was 9.25%. For the year ended September 30, 1998, the maximum amount outstanding was $16.3 million, the average was $9.9 million, and the weighted average interest rate paid was 8.7%.

At September 30, 1997 the balance outstanding on the Revolving Credit Facility was $10.2 million, and the interest rate was 9.5%. For the year ended September 30, 1997, the maximum amount outstanding was $20.3 million, the average was $12.9 million, and the weighted average interest rate paid was 9.4%.

At September 30, 1996 the balance outstanding on the Revolving Credit Facility was $5.1 million, and the interest rate was 9.25%. During the period from May 30, 1996 to September 30, 1996, the maximum amount outstanding was $8.9 million, the average was $1.0 million, and the weighted average interest rate paid during fiscal 1996 was 9.3%.

Senior Subordinated Notes

In connection with the acquisition, Aearo Company issued $100.0 million of Senior Subordinated Notes due 2005 (Notes) which are unsecured obligations of Aearo Company. The Notes bear interest at a rate of 12.5% per annum and interest is payable semiannually on each January 15 and July 15.

The Notes are redeemable at the option of Aearo Company, on or after July 15, 2000. From and after July 15, 2000, the Notes will be subject to redemption at the option of Aearo Company, in whole or in part, at various redemption prices, declining from 106.3% of the principal amount to par on and after July 15, 2004.

The Note indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facilities discussed above. As of September 30, 1998, Aearo Company is in compliance with the various covenants of the Note agreement. The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by Aearo Corporation.

Maturities

The following is a summary of maturities of all of the Company's debt obligations due after September 30, 1998 (dollars in thousands):

                              Amount
                             --------

1999 ........               $ 14,573
2000 ........                 16,635
2001 ........                 21,528
2002 ........                 42,754
2003 ........                 35,382
Thereafter ..                102,293
                            --------
                            $233,165
                            ========

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998

 (8)  Interest Expense, Net

Interest expense (income) comprises the following items (dollars in thousands):

                                   Year Ended September 30,
                            ----------------------------------------
                              1996            1997            1998
                            --------        --------        --------
Expense .............       $ 20,975        $ 26,896        $ 26,406
Income ..............           (272)           (231)           (254)
                            --------        --------        --------
Interest expense, net       $ 20,703        $ 26,665        $ 26,152
                            ========        ========        ========


(9)  EMPLOYEE BENEFIT PLANS

The Company previously had two noncontributory defined benefit pension plans, the Aearo Company Employees' Retirement Account Plan (the Aearo Plan), which is a cash balance plan, and the E-A-R Specialty Composites Division of Aearo Company Non-Union Employees Retirement Plan (the Specialty Composites Plan). Benefits provided under these plans are primarily based on years of service and the employee's compensation. Effective December 31, 1997, net assets available for benefits totaling $1,499,027 held by the Specialty Composites Plan were transferred to the Aearo Plan in a merger of the two plans.

The Aearo Plan, effective May 1, 1990, covers most employees in the United States and is funded quarterly based on actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. Plan assets are invested in a portfolio consisting primarily of debt and equity securities. The Specialty Composites Plan resulted from a 1989 acquisition. As of March 31, 1989, the benefits under this plan were frozen. Plan assets were invested in fixed-income investments. Benefits earned under the Specialty Composites Plan are payable from the Aearo Plan. The Aearo Plan was amended to incorporate the vesting, forms of payment, commencement dates, and actuarial equivalence provisions which existed in the Specialty Composites Plan immediately prior to the merger, for purposes of determining such benefit. However, the lump sum present values of benefits accrued under the Specialty Composites Plan will be based on the actuarial equivalence methodology specified in the Aearo Plan.

Net periodic pension cost for these plans comprises the following elements (dollars in thousands):


                                          Year Ended September 30,
                                    -------------------------------------
                                     1996           1997           1998
                                    -------        -------        -------

Service cost ................       $ 1,180        $ 1,273        $ 1,348
Interest cost ...............           415            485            523
Return on plan assets .......          (718)        (1,283)          (575)
Net amortization and deferral           266            783            (52)
                                    -------        -------        -------

  Net periodic pension cost .       $ 1,143        $ 1,258        $ 1,244
                                    =======        =======        =======

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998

The following table sets forth the funded status of the pension plans at September 30 (dollars in thousands):


                                                                 1997           1998
                                                                -------        -------
Actuarial present value of benefit obligations --
  Vested benefit obligation .............................       $(6,458)       $(7,490)
                                                                =======        =======
  Accumulated benefit obligation ........................       $(8,350)       $(9,557)
                                                                =======        =======
  Projected benefit obligation ..........................       $(8,413)       $(9,650)
  Plan assets at fair value .............................         7,551          8,732
                                                                -------        -------
  Excess of projected benefit obligation over plan
     assets .............................................          (862)          (918)
  Unrecognized net gain .................................        (1,488)        (1,413)
                                                                -------        -------
  Pension liability (included in accrued liabilities) ...       $(2,350)       $(2,331)
                                                                =======        =======


At September 30, 1997, the pension liability of $2,350,000 comprised a liability of $2,384,000 related to the Aearo Plan and a prepaid pension asset of $34,000 related to the Specialty Composites Plan.

The following weighted average rates were used in the calculations at September 30:

                                                                 1997          1998
                                                                 ----          ----

     Discount rate-- projected benefit obligation........         7.0%          7.0%
     Expected rate of return on plan assets..............         7.8           8.0
     Assumed rate of increase in compensation............         4.0           4.0


In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP
Plan) which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for the SERP Plan were $83,000, $90,000, and $61,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

A 401(k) plan, the Aearo Company Employees' 401(k) Savings Plan, was established as of May 1, 1990. Employees can join the plan after six months of service, during which they work at least 500 hours and may contribute up to 15% of their compensation. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 3% of the employee's pay. Prior to January 1, 1997, the Company provided a 40% match to a maximum of 2% of pay. The costs to the Company for this Plan were $425,000, $717,000, and $710,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their

                              AEARO CORPORATION

                              SEPTEMBER 30, 1998

compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the years ended September 30, 1996, 1997, and 1998, the Company contributed approximately $131,000, $158,000, and $160,000, respectively.


Postretirement Benefits

The Company does not provide defined benefit postretirement plans for retirees after age 65 except that all employees who elect early retirement at age 62 or older are eligible to receive life insurance coverage that terminates on their 65th birthday. In addition, employees who were age 55 or older with 10 years of service as of April 1, 1990 are eligible to receive limited health care and life insurance coverage for themselves and their eligible dependents upon early retirement at age 62 or older. These coverages terminate on the 65th birthday of the retiree or his or her spouse. The health care benefit is a fixed dollar contribution and the life insurance benefit is a fixed coverage amount.

As of September 30, 1997 and 1998, the accrued postretirement benefit cost was $62,000 and $104,000, respectively.

(10) RELATED PARTY TRANSACTIONS

An annual management fee, which is to be shared by Cabot and Vestar, is paid in aggregate amounts with respect to each fiscal year equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before cash interest, taxes, depreciation and amortization for such fiscal year. This annual management fee is shared by Cabot and Vestar based on their relative equity ownership of the Company.

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

The Company has made available to certain members of management (Management Investors) loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by Common Stock purchased with the proceeds thereof, (ii) have a term of from 5 to 10 years, (iii) bear interest at an annual rate determined pursuant to
Section 7872(f)(2) of the 1986 Internal Revenue Code, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investors terminates. The aggregate amount of these loans was approximately $409,000 and $1,475,000 at September 30, 1997 and 1998, respectively and are reflected as a reduction of the additional paid-in capital account in the consolidated statements of stockholders' equity.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998

(11)  Income Taxes

Income (loss) before provision for income taxes is as follows (dollars in thousands):

                                                      Year Ended September 30,
                                           ---------------------------------------------
                                               1996            1997            1998
                                           -------------   -------------   -------------

Domestic ..............................        $5,614        $(7,126)        $(12,685)

Foreign ...............................           863          1,167            3,443
                                               ------        -------         --------

          Total .......................        $6,477        $(5,959)        $ (9,242)
                                               ======        =======         ========


A summary of provision (benefit) for income taxes is as follows (dollars in thousands):


                                                      Year Ended September 30,
                                           ---------------------------------------------
                                               1996            1997            1998
                                           -------------   -------------   -------------
U.S. Federal and State --
  Current .............................        $  155           $123           $  231

  Deferred ............................         2,135             --               --
                                               ------           ----           ------
                                                2,290            123              231
                                               ------           ----           ------

Foreign --
  Current .............................         1,996            608            1,897
  Deferred ............................            --            186               76
                                               ------           ----           ------
                                                1,996            794            1,973
                                               ------           ----           ------
          Total .......................        $4,286           $917           $2,204
                                               ======           ====           ======


The provision (benefit) for income taxes at the Company's effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):


                                                      Year Ended September 30,
                                           ---------------------------------------------
                                               1996            1997            1998
                                           -------------   -------------   -------------
Computed tax expense (benefit) at the
  expected statutory rate .............       $ 2,267        $(2,086)         $(3,143)
State taxes,  net of federal effect ...           (22)            81             (201)
Foreign income taxed at different rates          (602)        (1,890)             296
Goodwill amortization .................         1,132          1,112              871
Non-deductible expenses ...............           106            112               96
Increase in valuation allowance .......         1,357          3,551            4,185
Other,  net ...........................            48             37              100
                                              -------        -------          -------
  Provision for income taxes ..........       $ 4,286        $   917          $ 2,204
                                              =======        =======          =======

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

                                                     1997            1998
                                                   --------        --------
Deferred tax assets
  Pension and other benefits ...............       $  2,295        $  2,786
  Property, plant and equipment ............         (3,095)         (4,739)
  Intangible assets ........................          3,312           2,697
  Restructuring charges ....................            270           3,564
  Inventory ................................          2,519           1,876
  Net operating loss--foreign ..............          2,671           3,491
  Net operating loss carryforwards--domestic          6,642           9,410
  Other ....................................            321             469
                                                   --------        --------
     Subtotal ..............................         14,935          19,554
Valuation allowances .......................        (15,818)        (20,513)
                                                   --------        --------
     Total deferred tax liability ..........       $   (883)       $   (959)
                                                   ========        ========


The valuation allowance at September 30, 1997 and 1998 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic net operating loss carry forwards, before the tax effect, is approximately $28.0 million as of September 30, 1998. Of the Tax assets covered by the valuation allowance, as of September 30, 1998, approximately $10.7 million will be used to reduce goodwill or other intangibles related to the purchase if the benefits are realized, with $1.4 million increasing equity related to foreign currency translation adjustments.

 (12) STOCKHOLDERS' EQUITY

Stock Ownership and Stockholders' Agreement

As of September 30, 1998, Cabot owns 41.5% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares), Vestar owns 41.5% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares) and the Management Investors and certain other employees of the Company own 17% of common stock (17,338 shares). Vestar, Cabot and the Management Investors are parties to a stockholders' agreement (the Stockholders' Agreement). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

                               AEARO CORPORATION

                               SEPTEMBER 30, 1998

The redeemable preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded daily. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate. As of September 30, 1998, the redemption value of the preferred stock is $67,289,000.

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

Stock Option Plans

On June 27, 1996, the Company adopted the Executive Stock Option Plan (the Executive Plan) whereby the Company, subject to approval of the Board of Directors, may grant up to 5,000 non-qualified options to certain members of management. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan non-qualified and qualified options may be granted to employees of the Company. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar and Cabot on their investment in the Company and the tenth anniversary of the date of grant. The option term will be ten years except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 1998, a total of 7,154 options had been granted under the Executive Plan and 1997 Option Plan and a total of 7,846 options ware available for grant.

Pro Forma Stock-Based Compensation Expense

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in fiscal 1996, fiscal 1997 and fiscal 1998 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, reported net income
(loss) and net income (loss) per share would not have been affected for fiscal 1996, fiscal 1997 and fiscal 1998 as the Black-Scholes option pricing model calculated no value for the options granted in those years.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998


The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             1997        1998
                                                             ----        ----
Risk-free interest rate ..............................        6.10%        5.52%
Expected life of option grants .......................     10 years     10 years
Expected volatility of underlying stock ..............           0%           0%
Dividend yield .......................................           0%           0%

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

Stock Option Activity

Stock option data are summarized as follows for the Executive Plan and the 1997 Option Plan for the years ended September 30, 1996, 1997 and 1998:

                                                   Number       Weighted Average
                                                  of Shares      Exercise Price
Outstanding, September 30, 1995                         --                --
Granted                                              5,000          $ 600.00
Exercised                                               --                --
Forfeited                                               --                --
Expired                                                 --                --
                                                  --------          --------
Outstanding, September 30, 1996                      5,000            600.00
Granted                                              1,344            600.00
Exercised                                               --                --
Forfeited                                           (1,319)           600.00
Expired                                                 --                --

Outstanding, September 30, 1997                      5,025            600.00
Granted                                              3,529            600.00
Exercised                                               --                --
Forfeited                                           (1,400)           600.00
Expired                                                 --                --
                                                  --------          --------
Outstanding September 30, 1998                       7,154          $ 600.00
                                                  ========          ========

The following table sets forth information regarding options outstanding at September 30, 1998:


                                                                                       Weighted
                                                                     Weighted           Average
                                   Number         Weighted            Average        Exercise Price
Number of                         Currently        Average           Remaining       for Currently
 Options      Exercise Price     Exercisable    Exercise Price    Contractual Life    Exercisable
  7,154           $600.00             0            $600.00           7.99 years           N/A

At September 30, 1996, 1997 and 1998, none of the shares were currently exercisable. At September 30, 1998, there were 7,846 options available for grant.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998



(13) COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $4,395,000, $5,315,000 and $5,553,000 for the years ended September 30, 1996, 1997 and 1998, respectively. Future minimum rental commitments under noncancelable leases in effect at September 30, 1998 are as follows (dollars in thousands):


       1999                                                     $  3,676
       2000                                                        3,695
       2001                                                        3,584
       2002                                                        2,999
       2003                                                        2,556
       2004 and thereafter                                         4,985
                                                                --------
       Total                                                    $ 21,495
                                                                ========

Contingencies

The Company is a defendant in various lawsuits and administrative proceedings which are being handled in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998


During fiscal 1997 the Company received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. On October 22, 1998, the Company announced that it had entered into a settlement agreement with Gargoyles, Inc. Under the terms of the settlement, in which the Company expressly denies any liability in the lawsuit, the Company will continue to manufacture its Fectoids line of eyewear for sale into safety eyewear markets. The Company also will have the right to sell into such markets other lines of safety eyewear that Gargoyles contended infringe its patents. The Company agreed to pay Gargoyles $1.2 million in exchange for a release of all claims relating to Gargoyles' patents and for uncontested rights to continue manufacturing and selling its Fectoids and other lines of eyewear.

(14) ACQUISITIONS

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

The allocation of the $85.6 million purchase price and direct acquisition costs is summarized as follows (dollars in thousands):

Cash paid for Peltor ...............................................    $81,100
Acquisition costs ..................................................      4,500
                                                                        -------
          Total consideration and acquisition costs ................     85,600
Historical Cost of Net Assets Acquired .............................     12,516
                                                                        -------
     Excess of consideration paid over historical cost .............    $73,084
                                                                        =======
Allocation of Excess of Consideration Paid over Historical Cost:

     Inventories ...................................................    $ 1,000
     Property, plant and equipment, net ............................      2,500
     Deferred financing costs ......................................      3,500
     Intangible assets .............................................     68,084
     Accrued liabilities ...........................................     (2,000)
                                                                        -------
                                                                        $73,084
                                                                        =======

Unaudited pro forma operating results of the Company for the year ended September 30, 1996, as adjusted for the debt financing and estimated effects of the Acquisition as if it had occurred on October 1, 1995, are as follows:

Net sales (000's)                                                     $ 273,723
Earnings (loss) applicable to common shareholders (000's)                (7,716)
Earnings (loss) per common share                                         (77.17)
Weighted average  common shares outstanding                              99,980

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998



(15) FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

All of Aearo Corporation's operations are included in the Safety and Energy Absorbing Products industry segment. For the years ended September 30, 1996, 1997, and 1998, no single customer accounted for more than 10% of sales. Transfers between geographic areas are recorded at cost plus markup or at market. Financial information by geographic area for the years ended September 30, 1996, 1997, and 1998, is as follows (dollars in thousands):


                                                 YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                             1996         1997          1998
                                           ---------    ---------     ---------
Sales:
   United States --
      Sales, excluding export sales ...    $ 178,682    $ 197,341     $ 204,309
      Export sales ....................       14,973       17,426        15,473
                                           ---------    ---------     ---------
          Total U.S. sales ............      193,655      214,767       219,782
   Canada .............................       14,686       14,727        14,839
   Europe .............................       50,282       78,850        80,104
                                           ---------    ---------     ---------
          Total .......................      258,623      308,344       314,725
   Less -- Eliminations ...............       15,164       22,561        22,266
                                           ---------    ---------     ---------
          Net sales ...................    $ 243,459    $ 285,783     $ 292,459
                                           =========    =========     =========

Operating Profit:
   United States ......................    $  30,412    $  18,744     $  17,207
   Canada .............................          191        1,581         1,213
   Europe .............................        4,919        9,741         8,712
                                           ---------    ---------     ---------
          Total operating profit ......       35,522       30,066        27,132

Interest Expense, net .................       20,703       26,665        26,152
Unallocated corporate expenses (a) ....        8,056        7,259        10,839
Foreign exchange (gain) loss ..........          286        2,101          (617)
                                           ---------    ---------     ---------
           Income (loss) before income
            taxes .....................    $   6,477    $  (5,959)    $  (9,242)
                                           =========    =========     =========

Identifiable Assets:
   United States ......................    $ 212,544    $ 203,489     $ 183,397
   Canada .............................        7,911        6,963         6,787
   Europe .............................      117,981      100,424        96,563
                                           ---------    ---------     ---------
          Total identifiable assets ...    $ 338,436    $ 310,876     $ 286,747
                                           =========    =========     =========

----------
(a) Unallocated corporate expenses are corporate management costs.

                                AEARO CORPORATION

                               SEPTEMBER 30, 1998


(16) RESTRUCTURING CHARGE

During fiscal 1998 the Company recorded a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during the fiscal year. On February 3, 1998, the Company announced the appointment of Michael A. McLain as President and Chief Executive Officer and on March 25, 1998 the Company announced plans to close the Boston headquarters and relocate it to Indianapolis, Indiana, where the Company has substantial operations. In addition, on September 30, 1998 the Company announced plans to improve profitability through complexity reduction and restructuring. The Company is eliminating certain product offerings in its Eyewear and Respiratory product lines, reducing head count in North America through restructuring and outsourcing, consolidating the branding in its Consumer product line and reducing selling and manufacturing cost in its Prescription eyewear product line.

The $11.6 million charge includes a $6.1 million provision for inventories and product returns for products that are being discontinued. The charge also provides $1.1 million for certain property, plant and equipment for which the Company has determined there is no future use, and $0.1 million related to intangibles on an abandoned product line. In addition, the charge provides $4.3 million to cover mainly employee severance and other contractual obligations.

As of September 30, 1998, there is approximately $3.0 million of remaining accruals related to cash charges for severance and non-cancelable lease payments to be substantially paid in fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 15, 1998.


      NAME                    AGE                      POSITION
      ----                    ---                      --------
Michael A. McLain             48        Chief Executive Officer, President, and
                                        Director

Bryan J. Carey                38        Vice President, Chief Financial Officer,
                                        Treasurer and Assistant Secretary

James D. Hall                 48        Vice President, Product Development

James H. Floyd                43        Vice President, Logistics

Joseph P. Marlette            55        Vice President, Manufacturing

M. Rand Mallitz               56        Vice President and General Manager,
                                        E-A-R Specialty Composites

Daniel P. O'Connor            54        Vice President, Sales - North America

James M. Phillips             46        Vice President, Human Resources

Rahul Kapur                   47        Vice President, Corporate Development

Norman W. Alpert*             40        Chairman of the Board of Directors

Daniel S. O'Connell           44        Director

Arthur J. Nagle               60        Director

Bryan P. Marsal               47        Director

William E. Kassling           54        Director

Robert Rothberg               49        Director

Margaret J. Hanratty*         50        Director

John D. Curtin, Jr.           65        Director


* Member of Audit Committee and  Compensation Committee

Michael A. McLain has been President and Chief Executive Officer of Aearo Corporation since January 1998. Prior to joining Aearo he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is also a director of Auburn University and Park Tudor School.

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

James H. Floyd joined the Company in April 1998 as Vice President, Logistics. Prior to April 1998, he was responsible for global logistics and packaging functions at DowBrands. He began his career at Procter and Gamble where he worked for seven years.

Joseph P. Marlette joined the Company in April 1998 as Vice President, Manufacturing. Prior to joining Aearo, he spent 33 years in various manufacturing positions with the Dow Chemical Company.

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

James M. Phillips joined the Company in May 1998 as Vice President, Human Resources. He worked for Dow Chemical Company for more than 20 years and has worked in recruiting, training and compensation for many diverse divisions of Dow.

Rahul Kapur joined the Company in April 1998 as Vice President of Corporate Development. He joined DowBrands in 1987 in New Product Development and was Director of Marketing for Europe. He began his career with Richardson Vicks and Unilever.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of International AirParts Corporation and Advanced Organics, Inc. and a director of Cluett American Corp., Remington Products Company, L.L.C. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995 and Chairman in February 1998.

Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is a director of Advanced Organics, Inc., Cluett American Corp., Remington Products Company, L.L.C. and Russell-Stanley Corporation, and is a member of the partnership committee of Insight Communications Company, L.P., all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Arthur J. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Remington Products Company, L.L.C., and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Bryan P. Marsal is Chairman and Chief Executive Officer of Cluett American Corp. Mr. Marsal is a director of Timex Corporation and Long Manufacturing Corp. Cluett is an apparel manufacturer of Gold Toe socks and Arrow shirts. Mr. Marsal has served as Chief Executive Officer for many other companies on a temporary basis including Republic Health, Anthony Manufacturing, Gitano Corporation and Alexanders Department Store. He became a director of the Company in October 1998.

William E. Kassling is Chairman and Chief Executive Officer of Westinghouse Air Brake Company, a manufacturer of value added equipment for locomotives, railway freight cars and passenger transit vehicles. Prior to joining Westinghouse Air Brake Company in 1984, Mr. Kassling was with American Standard Incorporated , Clark Equipment Company and Boston Consulting Group. Mr. Kassling is a director of Commercial Intertech, DRAVO Corporation, the Historical Society of Western Pennsylvania, La Rouche College and Scientific Atlanta, Inc. He became a director of the Company in July 1998.

Robert Rothberg has been Vice President and General Counsel of Cabot Corporation since October 1993. Prior to joining Cabot in 1993, Mr. Rothberg was with Choate, Hall & Stewart from 1976 -1993. He became a director of the Company in December 1998.

Margaret J. Hanratty has been Vice President and Treasurer of Cabot since September 1993, and served previously as Director of Corporate Development. Prior to joining Cabot in 1990, she served as Vice President, Mergers and Acquisitions for The First Boston Corporation. She became a director of the Company in July 1995.

John D. Curtin, Jr. joined Cabot in 1989 as Chief Financial Officer. Mr. Curtin was named Chief Executive Officer of the Company in April 1994, became a director of the Company in July 1995, and assumed the role as President in February 1997. Mr. Curtin retired as President and Chief Executive Officer of the Company in February, 1998. Prior to joining Cabot he was President, Chief Executive Officer and Director of Curtin & Co., Inc., a private investment banking firm. Mr. Curtin is also a trustee of Eastern Enterprises and a director of Imperial Holly Corporation.

The number of directors of the Company is fixed at nine. Under a stockholders' agreement among Aearo, Vestar, Cabot, and the Management Investors dated July 11, 1995 (the "Stockholders' Agreement"), Vestar has the right to designate five directors, Cabot has the right to designate two directors, and the Management Investors have the right to designate two directors. Messrs. Alpert, O'Connell, Nagle, Kassling and Marsal are the directors designated by Vestar. Mr. Rothberg and Ms. Hanratty are the directors designated by Cabot. Mr. McLain and Mr. Curtin are currently the directors designated by the Management Investors. See
Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement -- Election and Removal of Directors." The term in office of each director ends when his or her successor has been elected at the next following annual meeting of stockholders and qualified or upon his or her removal or resignation.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company, as well as two former executive officers of the Company (the "Named Executive Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                                                       ALL OTHER
                                                      FISCAL                            ANNUAL
                                                       YEAR     SALARY      BONUS     COMPENSATION
                                                       ----     ------      -----     ------------
Michael A. McLain                                      1998    $283,336    $120,000    $ 53,239(1)
   Chief Executive Officer, President, and Director

John D. Curtin, Jr                                     1998    $260,810          --    $479,494(2)
   Formerly Chairman of the Board of Directors,        1997    $393,750          --    $ 29,186
   Chief Executive Officer, and President              1996    $375,000    $200,000    $ 30,791

Daniel P. O'Connor                                     1998    $220,008    $ 79,200    $ 37,333(3)
   Vice President, Sales--North America                1997    $199,333    $ 44,000    $ 19,661
                                                       1996    $178,100    $ 65,000    $ 36,976

M. Rand Mallitz                                        1998    $180,000    $ 64,800    $ 15,641(4)
   Vice President and General Manager,                 1997    $163,666    $ 50,000    $ 17,618
   E-A-R Specialty Composites                          1996    $149,869    $ 40,000    $ 14,124

Bryan J. Carey                                         1998    $197,502    $ 73,800    $ 15,512(5)
   Vice President, Chief Financial Officer,            1997    $177,667    $ 30,000    $ 17,066
   Treasurer and Assistant Secretary                   1996    $159,164    $ 55,000    $ 15,227

James D. Hall                                          1998    $205,008    $ 73,800    $ 18,365(6)
   Vice President, Product Management                  1997    $179,750    $ 41,000    $ 19,740
                                                       1996    $157,080    $ 50,000    $ 14,720
                                                       1998    $110,004

Mark H. Hague                                          1998    $110,004    $     --    $284,506(7)
   Formerly Vice President, Operations                 1997    $196,429    $ 44,000    $  2,650


(1) Includes contributions made on behalf of Mr. McLain to the Company's Supplemental Executive Retirement Plan ($9,281).

(2) Includes contributions made on behalf of Mr. Curtin to the Company's 401(k) Savings Plan ($2,500); to the Company's Cash Balance Plan ($6,400); and to the Company's Supplemental Executive Retirement Plan ($23,595). In addition, and attributed to Mr. Curtin's retirement as President and Chief Executive Officer of the Company, Mr. Curtin received a lump sum payment of $400,000 as well as accrued vacation pay ($47,000).

(3) Includes contributions made on behalf of Mr. O'Connor to the Company's 401(k) Savings Plan ($4,286); to the Company's Cash Balance Plan ($6,627); and to the Company's Supplemental Executive Retirement Plan ($8,086). Also includes relocation allowance payments associated with the relocation of the Corporate Headquarters.($18,334).

(4) Includes contributions made on behalf of Mr. Mallitz to the Company's 401(k) Savings Plan ($4,325); to the Company's Cash Balance Plan ($6,733); and to the Company's Supplemental Executive Retirement Plan ($4,583).

(5) Includes contributions made on behalf of Mr. Carey to the Company's 401(k) Savings Plan ($2,000); to the Company's Cash Balance Plan ($6,843); and to the Company's Supplemental Executive Retirement Plan ($6,668).

(6) Includes contributions made on behalf of Mr. Hall to the Company's 401(k) Savings Plan ($4,286); to the Company's Cash Balance Plan ($6,945); and to the Company's Supplemental Executive Retirement Plan ($7,134).

(7) Includes contributions made on behalf of Mr. Hague to the Company's 401(k) Savings Plan ($4,750); and to the Company's Cash Balance Plan ($7,600); and to the Company's Supplemental Executive Retirement Plan ($10,460). Also includes payments associated with the termination of his employment as severance ($249,004) and accrued vacation pay ($12,692).

      The following table sets forth information concerning the individual grant of options to purchase Aearo Common Stock to the Named Executive Officers during fiscal 1998.

                        OPTION GRANTS DURING FISCAL 1998


                                                                                      POTENTIAL
                                                                                      REALIZABLE
                                                                                   VALUES AT ASSUMED
                                                                                   ANNUAL RATES OF
                                           % OF                                      STOCK PRICE
                                       TOTAL OPTIONS                               APPRECIATION FOR
                                        GRANTED TO      EXERCISE                      OPTION TERM
                           OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION         (10 YEARS)(2)
      NAME                GRANTED(1)   FISCAL YEAR     PER SHARE      DATE        5% ($)        10% ($)
      ----                ----------   -----------     ---------      ----        ------        -------
Michael A. McLain.....      1,100         31.2%        $600.00      2/20/08      415,068       1,051,871

----------
(1) The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant. All options are subject to the employee's continued employment and terminate ten years after the grant date, subject to earlier termination in accordance with the Company's applicable stock option plan and the applicable option agreement.

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

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive Officers at the end of fiscal 1998. None of the Named Executive Officers exercised any stock options during fiscal 1998.

                                                                                                         VALUE OF OUTSTANDING
                                                                    NUMBER OF BENEFICIAL                 IN-THE-MONEY OPTIONS
                                    SHARES                       OPTIONS AT FISCAL YEAR-END              AT FISCAL YEAR-END(1)
                                   ACQUIRED         VALUE      --------------------------------     ------------------------------
     NAME                         ON EXERCISE     REALIZED     EXERCISABLE        UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
--------------                    -----------     --------     -----------        -------------     -----------      -------------
Michael A. McLain.............        --             --            --                1,100            $    0            $    0
John D. Curtin, Jr............                       --            --                  325                 0                 0
Daniel P. O'Connor............        --             --            --                  250                 0                 0
M. Rand Mallitz...............        --             --            --                  156                 0                 0
Bryan J. Carey................        --             --            --                  313                 0                 0
James D. Hall.................        --             --            --                  250                 0                 0
Mark H. Hague.................        --             --            --                   0                  0                 0

(1) There was no public market for the Aearo Common Stock as of September 30, 1998. Accordingly, these values have been calculated on the basis of an assumed fair market value of $200 per share.

DIRECTOR COMPENSATION

Directors (other than two Directors unaffiliated with Cabot or Vestar (the "Outside Directors")) serve without compensation (other than reimbursement of expenses) in connection with rendering services as such. The Outside Directors receive $10,000 annually for their service as Directors and an additional $2,500 per meeting, plus reimbursement of expenses. In connection with their appointment, Outside Directors were given the opportunity to purchase a limited amount of shares of Aearo Common Stock; during fiscal 1998, William E.
Kassling, one of the Outside Directors, purchased 250 shares at a price of $200 per share. In connection with such purchases Mr. Kassling became party to the Stockholders' Agreement. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement."

EMPLOYEE STOCK AND OTHER BENEFIT PLANS

STOCK PURCHASE PLAN. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. In connection with Mr. Curtin's retirement as President and Chief Executive Officer, neither the Company nor Mr. Curtin exercised their right to require repurchase of 3,712.5 of the shares of common stock owned by Mr. Curtin. Such shares are no longer deemed to be covered by the Stock Purchase Plan. Under the Stock Purchase Plan, 15,000 shares of Aearo Common Stock have been reserved for purchase by the Company's executive officers and other senior members of management as determined by the Board of Directors. As of December 15, 1998, 13,625 of such shares were issued and outstanding.

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

STOCK OPTION PLANS. In June 1996, the Company's Board of Directors adopted and the stockholders subsequently approved the Executive Stock Option Plan (the "Executive Plan") under which 5,000 shares of Aearo Common Stock have been reserved for issuance. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan non-qualified and qualified options may be granted to employees of the Company.

Each of the Executive Plan and the 1997 Option Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of December 15, 1998, Non-qualified options to acquire 7,922.5 shares at a price of $600 per share have been granted to officers and key employees of the Company under the Company's stock option plans and 7,077.5 options remain available for issuance; of outstanding options, 2,068.75 in the aggregate have been granted to executive officers, including Mr. McLain (1,100 options), Mr. O'Connor (250 options), Mr. Hall (250 options), Mr. Carey (313 options) and Mr. Mallitz (156 options). The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan or 1997 Option Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

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


NAME AND PRINCIPAL POSITION                              ANNUAL BENEFITS PAYABLE
---------------------------                              -----------------------
Michael A. McLain......................................         $ 16,372
  President and Chief Executive Officer

John D. Curtin, Jr. ...................................         $  2,700
  Formerly Chairman, Chief Executive
  Officer and President

Daniel P. O'Connor.....................................         $ 17,385
  Vice President, Sales

M. Rand Mallitz........................................         $ 15,607
  Vice President and General Manager,
  E-A-R Specialty Composites

Bryan J. Carey.........................................         $ 49,264
  Vice President, Chief Financial
  Officer, Treasurer and Assistant
  Secretary

James D. Hall..........................................         $ 22,584
  Vice President, Product Management

Mark H. Hague..........................................         $  2,755
  Formerly Vice President, Operations

----------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has a compensation committee of the Board of Directors. As of December 15, 1998 the committee consists of Messrs. Alpert and McLain and Ms. Hanratty, three directors of the Company. This committee makes all executive officer compensation decisions, with Mr. McLain abstaining with respect to decisions affecting his own compensation, and reviews them with the full Board of Directors of the Company. On March 31, 1998, Mr. McLain acquired 4,050 shares of Aearo Common Stock under the Stock Purchase Plan at a price of $810,000. Ms. Hanratty is an officer of Cabot. On July 11, 1995, as part of the Formation Acquisition, Cabot and its subsidiaries sold assets to the Company for aggregate consideration of approximately $206.1 million. Messrs. Alpert, O'Connell and Nagle, three directors of the Company, are officers of Vestar. On July 11, 1995, as part of the Formation Acquisition, Vestar invested $31.0 million in capital stock of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 15, 1998. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.

                                                                NUMBER OF
                                                                 SHARES       PERCENTAGE OF
                                                                OF AEARO       OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                          COMMON STOCK       SHARES
------------------------------------                          ------------       ------
Vestar Equity Partners, L.P.(1).............................     42,500           41.53%
   245 Park Avenue
   New York, New York  10017

Cabot CSC Corporation(2)....................................     42,500           41.53%
   75 State Street, 13 Floor
   Boston, Massachusetts  02109

Michael A. McLain...........................................      4,050            3.96%
John D. Curtin, Jr..........................................      3,713            3.63%
Bryan J. Carey..............................................      1,500            1.47%
James D. Hall...............................................      1,050            1.02%
Daniel P. O'Connor..........................................      1,050            1.02%
Norman W. Alpert(3).........................................     42,500           41.53%
Daniel S. O'Connell(3)......................................     42,500           41.53%
Arthur J. Nagle(3)..........................................     42,500           41.53%
Robert Rothberg(4)..........................................     42,500           41.53%
Margaret J. Hanratty(4).....................................     42,500           41.53%
Bryan P. Marsal.............................................          0              *
William E. Kassling.........................................        250              *
M. Rand Mallitz.............................................        950              *
Directors and executive officers as a group (14 persons)(5).    101,063            98.8%

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

(4) Mr. Rothberg and Ms. Hanratty are affiliated with Cabot, the parent of Old Cabot Safety Corporation, in the capacities described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Old Cabot Safety Corporation, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Cabot CSC Corporation at the address set forth above.

(5) Cabot, Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under
      Item 13, "Certain Relationships and Related Transactions-- Stock Ownership and Stockholders' Agreement." Does not include 1,275 shares of Aearo Common Stock held by Management Investors who are not executive officers.

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

The Company has the right to pay an annual fee of $400,000 to Old Cabot Safety Corporation, and has elected to make this payment, with the result that Old Cabot Safety Corporation will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators sold prior to June 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot and Old Cabot Safety Corporation with respect to such claims.

STOCK OWNERSHIP AND STOCKHOLDERS' AGREEMENT

Prior to the Formation Acquisition, Cabot owned 100% of the outstanding shares of the Subsidiary, which enabled Cabot to elect all of the directors of the Subsidiary. As of December 15, 1998, (i) Cabot indirectly owns 41.5% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding,
(ii) Vestar owns 41.5% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding and (iii) 17.0% of the Aearo Common Stock has been issued to management and certain directors (collectively the Management Investors). Cabot, Vestar and the Management Investors (the "Stockholders") own 100% of the outstanding shares of Aearo Common Stock and will elect all of the directors of Aearo and determine the outcome of all matters requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of Aearo, and to prevent or cause a change in control of Aearo, in each case subject to such restrictions, limitations and conditions as may be imposed under the Stockholders' Agreement. There can be no assurance as to how long any of Cabot, Vestar or the Management Investors will hold their shares of Aearo Common Stock.

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

Messrs. Alpert, O'Connell and Nagle were designated by Vestar as described in clause (i) above, Mr. Rothberg and Ms. Hanratty were designated by Cabot as described in clause (ii) above, Messrs. Kassling and Marsal were designated by Vestar as described in clause (iii) above and Mr. McLain and Mr. Curtin were designated by the Management Investors as described in clause (iv) above. All directors can be removed, with or without cause, and replaced by the stockholders who have the right to designate them.

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

MANAGEMENT ADVISORY AGREEMENT. In connection with the Formation Acquisition, the Company became a party to a management advisory agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year to be shared by Cabot and Vestar based on their relative equity ownership of the Company. Pursuant to the Management Advisory Agreement, each of Vestar and Cabot received $434,126 (including a $19,456 reduction to each party as an advisory fee adjustment for fiscal 1997) with respect to fiscal 1998, $311,949 (including $55,975 to each party as an advisory fee adjustment relative to fiscal 1996) with respect to fiscal 1997, and $200,000 to each party with respect to fiscal 1996. Messrs. Alpert, O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar. Mr. Rothberg and Ms. Hanratty, two of the directors for the Company, are affiliated with Cabot in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit indirectly from any payments received by Cabot.

MANAGEMENT LOANS. The Company has made available to certain Management Investors loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by the Aearo Common Stock purchased with the proceeds thereof, (ii) have a term of between 5 and 10 years, (iii) bear interest at an annual rate of 7%, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investor terminates. At September 30, 1998, amounts outstanding under such loans to Messrs. McLain, Kapur, Marlette, Floyd, Carey, O'Connor, Mallitz, Hall, and Phillips were $607,500, $150,000, $150,000, $150,000, $100,000, $81,000,
$85,305, $75,867 and $75,000, respectively.

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

2.19      --     Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety
                 Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB
                 and Active i Malmo All, dated April 25, 1996. (Incorporated by reference to
                 Exhibit 2.1 to the Current Report on Form 8-K of Aearo Corporation (formerly,
                 Cabot Safety Holdings Corporation) dated May 30, 1996.)

2.20*     --     Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety
                 Corporation), Eastern Safety Equipment Co., Inc., Alfred H. Jacobson and William
                 Klein and Jack P. Hecht as Trustees of a certain Trust, dated September 19,
                 1995.

2.21*     --     Amendment to Stockholder's Agreement dated as of July 3, 1996, by and among
                 Vestar Equity Partners, L.P., Cabot CSC Corporation, Aearo Corporation
                 (formerly, Cabot Safety Holdings Corporation) Cabot Corporation, and certain other stockholders of Aearo Corporation.

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
2.22*     --     Amendment to Stock Purchase Agreement by and among Aearo Company (formerly,
                 Cabot Safety Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif
                 Anderzon Invest AB and Active i Malmo AB, dated May 15, 1996.

3.1       --     Amended and Restated Certificate of Incorporation of Aearo Corporation
                 (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to
                 Exhibit No. 3.(i).2 to the Registration statement on Form S-4, No. 33-96190, of
                 Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

3.2       --     By-Laws of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).
                 (Incorporated by reference to Exhibit No. 3(ii).2 to the Registration Statement
                 on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
                 and Aearo Corporation.)

4.1       --     Indenture dated as of July 11, 1995 between Aearo Company (formerly, Cabot
                 Safety Corporation), Aearo Corporation (formerly, Cabot Safety Holdings
                 Corporation), and Fleet National Bank of Connecticut (formerly, Shawmut Bank
                 Connecticut, National Association), as Trustee. (Incorporated by reference to
                 Exhibit No. 4.1 to the Registration Statement on Form S-4, No. 33-96190, of
                 Aearo Company and Aearo Corporation.)

4.2       --     Form of Note. (Incorporated by reference to Exhibit No. 4.2 to the Registration
                 Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
                 Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                 Corporation).)

4.3       --     Form of Exchange Note. (Incorporated by reference to Exhibit No. 4.3 to the
                 Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly,
                 Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                 Corporation).)

4.4       --     Registration Rights Agreement, dated as of July 11, 1995, among Cabot Safety
                 Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety Holdings
                 Corporation), BT Securities Corporation and Chemical Securities Inc.
                 (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on
                 Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
                 and Aearo Corporation.)

4.5       --     First Supplemental Indenture, dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the Annual Report on Form 10-K of Aearo Corporation
                 (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended
                 September 30, 1995.)

10.1*     --     Credit Agreement, dated as of July 11, 1995, and amended and restated as of May
                 30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation),
                 Aearo Company (formerly, Cabot Safety Corporation), Certain of its Subsidiaries,
                 Various Banks, and Bankers Trust Company as Co- Arranger and Administrative
                 Agent.

10.2*     --     Amended and Restated US Pledge Agreement dated as of July 11, 1995, as made by
                 Cabot Safety Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety
                 Holdings Corporation), Cabot Safety Intermediate Corporation and CSC FSC, Inc.,
                 in favor of Bankers

                 Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.3*     --     Amended and Restated Foreign Pledge Agreement as of July 11, 1995, amended and restated as of May 30, 1996, made by Cabot Safety Canada Acquisition Limited and
                 Cabot Safety Acquisition Limited in favor of Bankers Trust Company as Collateral
                 Agent for the Benefit of the Secured Creditors.

10.4      --     Charge Over United Kingdom Patents and Trademarks made the 11th Day of July,
                 1995, by Cabot Safety Intermediate Corporation and the Bankers Trust Company as
                 Collateral Agent for Itself and for the Secured Creditors. (Incorporated by
                 reference to Exhibit No. 10.4 to the Registration Statement on Form S-4, No.
                 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
                 Corporation (formerly, Cabot Safety Holdings Corporation).)

10.5*     --     Amended and Restated US Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety
                 Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety
                 Intermediate Corporation, CSC FSC, Inc., and Bankers Trust Company as Collateral
                 Agent for the Benefit of the Secured Creditors.

10.6*     --     Amended and Restated Canadian Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, granted by Cabot Safety Canada
                 Acquisition Limited in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.7      --     English Security Agreement (The Debenture) made on the 11th Day of July, 1995 between the Cabot Safety Acquisition Limited and Bankers Trust Company as
                 Collateral Agent for Itself and for the Secured Creditors. (Incorporated by
                 reference to Exhibit No. 10.7 to the Registration Statement on Form S-4, No.
                 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
                 Corporation (formerly, Cabot Safety Holdings Corporation).)

10.8      --     Mortgage and Security Agreement, Assignment of Leases, Rents and Profits,
                 Financing Statement, and Fixture Filing made by Cabot Safety Acquisition
                 Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as
                 Mortgagee (recorded in Marion County, Indiana) pertaining to Real Property located at 7911 Zionsville Road, Indianapolis, Indiana. (Incorporated by
                 reference to Exhibit No. 10.8 to the Registration Statement on Form S-4, No.
                 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo
                 Corporation (formerly, Cabot Safety Holdings Corporation).)

10.9      --     Mortgage and Security Agreement, Assignment of Leases, Rents and Profits,
                 Financing Statement, and Fixture Filing made by Cabot Safety Acquisition
                 Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as
                 Mortgagee (recorded in New Castle County, Delaware) pertaining to l0 Acre Site of Unimproved Land adjacent to 5457 West 79th Street, Indianapolis, Indiana.
                 (Incorporated by reference to Exhibit No. 10.9 to the Registration Statement on
                 Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
                 and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.10     --     Mortgage and Security Agreement, Assignment of Leases, Rents and Profits,
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

10.11     --     Aearo Company (formerly, Cabot Safety Corporation) Employees' Retirement Account
                 Plan, dated as of May l, 1990, as amended. (Incorporated by reference to Exhibit
                 No. 10.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
                 Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.12     --     Fidelity Corporate (401(k)) Plan for Retirement, dated August l, 1993, as amended. (Incorporated by reference to Exhibit No. 10.12 to the Registration
                 Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
                 Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                 Corporation).)

10.13     --     Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive
                 Retirement Plan, dated May l, 1993. (Incorporated by reference to Exhibit No.
                 10.13 to the Registration Statement on Form S-4, No. 33- 96190, of Aearo Company
                 and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.14     --     Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company
                 (formerly, Cabot Safety Corporation), pertaining to 8001-8003 Woodland Drive,
                 Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit No.
                 10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
                 and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.15     --     Sublease, dated April 16, 1990, between American Optical Corporation and Aearo
                 Company (formerly, Cabot Safety Corporation), pertaining to South- bridge,
                 Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No.
                 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
                 and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.16*    --     Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and
                 Restated 1995 Employee and Non-Employee Director Stock Purchase Plan.

10.17*    --     Form of Executive Security Purchase Agreement.

10.18*    --     Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive Stock
                 Option Plan.

10.19*    --     Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by Cabot
                 Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc.
                 in favor of Bankers Trust Company.

10.20*    --     Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.21*    --     Form of Incentive Stock Option Agreement under the Aearo Corporation (formerly,
                 Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.22*    --     Form of Non-Qualified Stock Option Agreement for Company Employees under the Aearo
                 Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.23*    --     Employment Agreement between Peltor AB and Leif Palmact, dated January 1, 1996.

10.24*    --     Employment Agreement between Peltor AB and Leif Anderzon, dated January 1, 1996.

10.25*    --     Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of May 30, 1996, delivered by Cabot Safety Intermediate Corporation,
                 CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust
                 Company.

10.26**   --     Fourth Amendment to Credit Agreement, dated as of December 4, 1998, by and among
                 Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent.

10.27**   --     Aearo Corporation 1997 Stock Option Plan.

12.1**    --     Statements re: Computation of Ratios.

21.1*     --     List of Subsidiaries.

24.1**    --     Powers of Attorney (see page 68 of this report).

27.1**    --     Financial Data Schedule.


----------------

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

** Filed herewith.

(b) Financial Statement Schedules
    See next page.

(c) Reports on Form 8-K

    On October 2, 1998, the Company filed a Current Report on Form 8-K containing its press release regarding certain restructuring charges.

    On October 22, 1998, the Company filed a Current Report on Form 8-K containing its press release regarding settlement of the Gargoyles litigation.

                                   SCHEDULE I

                                AEARO CORPORATION

                    VALUATION AND QUALIFYING ACCOUNTS For the
                 years ended September 30, 1996, 1997, and 1998
                             (Dollars in thousands)

                                                                    Additions
                                                             ----------------------         Net
                                                Balance at   Provisions    Charged       Deductions     Balance
                                                beginning    Charged to    to Other         From        at end
                                                of Period    Operations    Accounts      Allowances    of Period
Year ended September 30, 1996
       Bad Debt Reserve                           1,221           620        186 A          (827)        1,200
       Sales Returns & Allowances Reserve             0         1,519                                    1,519

Year ended September 30, 1997
       Bad Debt Reserve                           1,200           622        100 B          (621)        1,301
       Sales Returns & Allowances Reserve         1,519           203                       (838)          884

Year ended September 30, 1998
       Bad Debt Reserve                           1,301           497          0            (559)        1,239
       Sales Returns & Allowances Reserve           884             0          0            (285)          599
       Restructure Reserve                            0        11,585          0          (8,595)        2,990

   NOTES:
            A.   Acquisition date balance at acquired companies.
            B.   Accrued liabilities.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Aearo Corporation


Date:  December 29, 1998           By: /s/ Michael A. McLain
                                       -----------------------------------------
                                           Michael A. McLain
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Aearo Corporation hereby severally constitute Michael A. McLain and Bryan J. Carey, and each of them singly, our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Aearo Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Annual Report on Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 29, 1998                    /s/ Michael A. McLain
                                           ------------------------------------
                                           Michael A. McLain
                                           President, Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)

Date: December 29, 1998                    /s/ Bryan J. Carey
                                           ------------------------------------
                                           Bryan J. Carey
                                           Vice President, Chief Financial
                                           Officer, Treasurer and Assistant
                                           Secretary (Principal Accounting
                                           Officer)

Date: December 29, 1998                    /s/ John D. Curtin, Jr.
                                           ------------------------------------
                                           John D. Curtin, Jr., Director

Date: December __, 1998
                                           ------------------------------------
                                           Norman W. Alpert, Director

Date: December 29, 1998                    /s/ Robert Rothberg
                                           ------------------------------------
                                           Robert Rothberg, Director

Date: December 29, 1998                    /s/ Margaret J. Hanratty
                                           ------------------------------------
                                           Margaret J. Hanratty, Director

Date: December __, 1998
                                           ------------------------------------
                                           Arthur J. Nagle, Director


Date: December __, 1998
                                           ------------------------------------
                                           Daniel S. O'Connell, Director


Date: December __, 1998
                                           ------------------------------------
                                           William Kassling, Director


Date: December 29, 1998                    /s/ Bryan Marsal
                                           ------------------------------------
                                           Bryan Marsal, Director

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No annual report or proxy material relating to the Registrant's fiscal year ended September 30, 1998 has been sent to security holders of the Registrant.

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

2.9         --     Assignment and Assumption Agreement, dated as of July 11, 1995, by and between
                   Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety
                   Acquisition Corporation and Cabot Safety Canada Acquisition Ltd. (Canada).
                   (Incorporated by reference to Exhibit No. 2.9 to the Registration Statement on
                   Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
                   and Aearo Corporation.)

2.10        --     Bill of Sale and Assignment, dated as of July 11, 1995, made by Aearo Company
                   (formerly, Cabot Safety Corporation), Cabot Canada Ltd., and Cabot Safety
                   Limited in favor of Aearo Corporation (formerly, Cabot Safety Holdings
                   Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate
                   Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada
                   Acquisition Ltd. (Incorporated by reference to Exhibit No. 2.10 to the
                   Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo
                   Corporation.)

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------
2.11        --     Assumption Agreement, dated as of July 11, 1995, by Aearo Corporation (formerly,
                   CabotSafety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot
                   Safety Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot
                   Safety Canada Acquisition Ltd. in favor of Cabot Corporation, Aearo Company
                   (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety
                   Limited. (Incorporated by reference to Exhibit No. 2.11 to the Registration
                   Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

2.12        --     Worldwide Trademark Assignment, dated July 11, 1995, by Aearo Company (formerly,
                   Cabot Safety Corporation) to Cabot Safety Intermediate Corporation.
                   (Incorporated by reference to Exhibit No. 2.12 to the Registration Statement on
                   Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot
                   Safety Holdings Corporation).)

2.13        --     Worldwide Copyright Assignment, dated July 11, 1995, by Aearo Company (formerly,
                   Cabot Safety Corporation) to Cabot Safety Intermediate Corporation.
                   (Incorporated by reference to Exhibit No. 2.13 to the Registration Statement on
                   Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot
                   Safety Holdings Corporation).)

2.14        --     Worldwide Patent Assignment, dated July 11, 1995, by Aearo Company (formerly,
                   Cabot Safety Corporation) to Cabot Safety Intermediate Corporation.
                   (Incorporated by reference to Exhibit No. 2.14 to the Registration Statement on
                   Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot
                   Safety Holdings Corporation).)

2.15        --     Management Advisory Agreement made as of July 11, 1995, among Aearo Company
                   (formerly, Cabot Safety Corporation), Aearo Corporation (formerly, Cabot Safety
                   Holdings Corporation), Certain Subsidiaries of Aearo Corporation, Vestar Capital
                   Partners and Cabot Corporation. (Incorporated by reference to Exhibit No. 2.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and
                   Aearo Corporation.)

2.16        --     Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1995 Employee
                   Stock Purchase Plan. (Incorporated by reference to Exhibit No. 2.16 to the
                   Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly,
                   Cabot Safety Corporation) and Aearo Corporation.)

2.17        --     Assignment and Assumption Agreement dated July 11, 1995, by and between Aearo
                   Company (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition
                   Corporation with Respect to the Installment Sale Agreement dated September 1,
                   1978 by and between the Department of Community Affairs and Economic Development
                   of the State of Delaware and Specialty Composites Corporation (Predecessor to
                   Cabot Safety Corporation) Pertaining to Real Property Located in New Castle
                   County, Delaware, Tax Parcel Number 11- 010.00-003 (Delaware IRB). (Incorporated
                   by reference to Exhibit No. 2.17 to the Registration Statement on Form S-4, No.
                   33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety
                   Holdings Corporation).)

2.18        --     Assignment and Assumption Agreement dated July 11, 1995, by and between Cabot
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

2.19        --     Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety
                   Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB
                   and Active i Malmo All, dated April 25, 1996. (Incorporated by reference to
                   Exhibit 2.1 to the Current Report on Form 8-K of Aearo Corporation (formerly,
                   Cabot Safety Holdings Corporation) dated May 30, 1996.)

2.20*       --     Stock Purchase Agreement by and among Aearo Company (formerly, Cabot
                   SafetyCorporation), Eastern Safety Equipment Co., Inc., Alfred H. Jacobson and
                   William Klein and Jack P. Hecht as Trustees of a certain Trust, dated September
                   19, 1995.

2.21*       --     Amendment to Stockholder's Agreement dated as of July 3, 1996, by and among
                   Vestar Equity Partners, L.P., Cabot CSC Corporation, Aearo Corporation
                   (formerly, Cabot Safety Holdings Corporation) Cabot Corporation, and certain other stockholders of Aearo Corporation.

EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------
2.22*       --     Amendment to Stock Purchase Agreement by and among Aearo Company (formerly,
                   Cabot Safety Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif
                   Anderzon Invest AB and Active i Malmo AB, dated May 15, 1996.

3.1         --     Amended and Restated Certificate of Incorporation of Aearo Corporation
                   (formerly, CabotSafety Holdings Corporation). (Incorporated by reference to
                   Exhibit No. 3.(i).2 to the Registration statement on Form S-4, No. 33-96190, of
                   Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

3.2         --     By-Laws of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).
                   (Incorporated by reference to Exhibit No. 3(ii).2 to the Registration Statement
                   on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
                   and Aearo Corporation.)

4.1         --     Indenture dated as of July 11, 1995 between Aearo Company (formerly, Cabot
                   Safety Corporation), Aearo Corporation (formerly, Cabot Safety Holdings
                   Corporation), and Fleet National Bank of Connecticut (formerly, Shawmut Bank
                   Connecticut, National Association), as Trustee. (Incorporated by reference to
                   Exhibit No. 4.1 to the Registration Statement on Form S-4, No. 33-96190, of
                   Aearo Company and Aearo Corporation.)

4.2         --     Form of Note. (Incorporated by reference to Exhibit No. 4.2 to the Registration
                   Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
                   Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                   Corporation).)

4.3         --     Form of Exchange Note. (Incorporated by reference to Exhibit No. 4.3 to the
                   Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly,
                   Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                   Corporation).)

4.4         --     Registration Rights Agreement, dated as of July 11, 1995, among Cabot Safety
                   Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety Holdings
                   Corporation), BT Securities Corporation and Chemical Securities Inc.
                   (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on
                   Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation)
                   and Aearo Corporation.)

4.5         --     First Supplemental Indenture, dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the Annual Report on Form 10-K of Aearo Corporation
                   (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended
                   September 30, 1995.)

10.1*       --     Credit Agreement, dated as of July 11, 1995, and amended and restated as of May
                   30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation),
                   Aearo Company (formerly, Cabot Safety Corporation), Certain of its Subsidiaries,
                   Various Banks, and Bankers Trust Company as Co- Arranger and Administrative
                   Agent.

10.2*       --     Amended and Restated US Pledge Agreement dated as of July 11, 1995, as made by
                   Cabot Safety Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety
                   Holdings Corporation), Cabot Safety Intermediate Corporation and CSC FSC, Inc.,
                   in favor of Bankers Trust Company as Collateral Agent for the Benefit of the
                   Secured Creditors.

10.3*       --     Amended and Restated Foreign Pledge Agreement as of July 11, 1995, amended and
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

                   Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                   Corporation).)

10.11      --      Aearo Company (formerly, Cabot Safety Corporation) Employees' Retirement Account
                   Plan, dated as of May l, 1990, as amended. (Incorporated by reference to Exhibit
                   No. 10.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo
                   Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.12      --      Fidelity Corporate (401(k)) Plan for Retirement, dated August l, 1993, as amended. (Incorporated by reference to Exhibit No. 10.12 to the Registration
                   Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety
                   Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
                   Corporation).)

10.13      --      Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive
                   Retirement Plan, dated May l, 1993. (Incorporated by reference to Exhibit No.
                   10.13 to the Registration Statement on Form S-4, No. 33- 96190, of Aearo Company
                   and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.14      --      Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company
                   (formerly, Cabot Safety Corporation), pertaining to 8001-8003 Woodland Drive,
                   Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit No.
                   10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
                   and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.15      --      Sublease, dated April 16, 1990, between American Optical Corporation and Aearo
                   Company (formerly, Cabot Safety Corporation), pertaining to South- bridge,
                   Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No.
                   10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
                   and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.16*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and
                   Restated 1995 Employee and Non-Employee Director Stock Purchase Plan.

10.17*     --      Form of Executive Security Purchase Agreement.

10.18*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive
                   Stock Option Plan.

10.19*     --      Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by
                   Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety
                   Equipment Co., Inc. in favor of Bankers Trust Company.

10.20*     --      Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996
                   Stock Option Plan.

10.21*     --      Form of Incentive Stock Option Agreement under the Aearo Corporation (formerly,
                   Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.22*     --      Form of Non-Qualified Stock Option Agreement for Company Employees under the
                   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock
                   Option Plan.

10.23*      --     Employment Agreement between Peltor AB and Leif Palmact, dated
                   January 1, 1996.

10.24*      --     Employment Agreement between Peltor AB and Leif Anderzon, dated
                   January 1, 1996.

10.25*      --     Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of May 30, 1996, delivered by Cabot Safety Intermediate Corporation,
                   CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust
                   Company.


10.26**     --     Fourth Amendment to Credit Agreement, dated as of December 4,
                   1998, by and among Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company
                   as Administrative Agent.

10.27**     --     Aearo Corporation 1997 Stock Option Plan.

12.1**      --     Statements re: Computation of Ratios.

21.1*       --     List of Subsidiaries.

24.1**      --     Powers of Attorney (see page 68 of this report).

27.1**      --     Financial Data Schedule.


----------------

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

** Filed herewith.