Form 10-Q
period 1998-12-31
AEARO CORP
filed 1999-02-12
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998


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

                              --------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                AEARO CORPORATION
                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED DECEMBER 31, 1998


PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS
---------------------------------------

            CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
            DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998           3-4

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED) FOR THE THREE MONTHS ENDED
            DECEMBER 31, 1998 AND 1997                                     5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (UNAUDITED) FOR THE THREE MONTHS ENDED
            DECEMBER 31, 1998 AND 1997                                     6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)                                                     7-10

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
----------------------------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS           11-16
                   ---------------------------------------------


PART II.           OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS                                       17
------------------------------------
ITEM 2.            CHANGES IN SECURITIES                                   17
----------------------------------------
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES                         17
--------------------------------------------------
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS     17
----------------------------------------------------------------------
ITEM 5.            OTHER INFORMATION                                       17
------------------------------------
ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                        17
---------------------------------------------------

SIGNATURE PAGE                                                             18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETs

                             (DOLLARS IN THOUSANDS)



                                                     December 31,  September 30,
                                                        1998           1998
                                                     -----------   -------------
                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                          $  3,943        $  6,737
   Accounts receivable (net of reserve for doubtful
     accounts of $1,203 and $1,239, respectively)       38,854          44,486
   Inventories                                          31,220          30,466
   Deferred and prepaid expenses                         3,626           3,572
                                                      --------        --------

         Total current assets                           77,643          85,261
                                                      --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                      56,945          57,729

INTANGIBLE ASSETS, NET                                 134,320         137,848

OTHER ASSETS                                             5,509           5,909
                                                      --------        --------


         Total assets                                 $274,417        $286,747
                                                      ========        ========

















   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITy

                             (DOLLARS IN THOUSANDS)



                                                                     December 31,      September 30,
                                                                        1998               1998
                                                                    -------------      -------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                   $ 13,544           $ 14,573
   Accounts payable and accrued liabilities                              33,165             37,957
   Accrued interest                                                       6,615              3,732
   U.S. and foreign income taxes                                          3,450              3,506
                                                                       --------           --------

         Total current liabilities                                       56,774             59,768
                                                                       --------           --------

LONG-TERM DEBT                                                          212,212            218,592

DEFERRED INCOME TAXES                                                       930                959

OTHER LIABILITIES                                                         2,603              2,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                   --                 --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--102,338 shares at
     December 31, and September 30, 1998                                      1                  1
   Additional paid-in capital                                            32,367             32,383
   Accumulated  deficit                                                 (17,613)           (16,715)
   Cumulative foreign currency translation adjustments                  (12,857)           (10,827)
                                                                       ---------          ---------

         Total stockholders' equity                                       1,898              4,842
                                                                       --------           --------

         Total liabilities and stockholders' equity                    $274,417           $286,747
                                                                       ========           ========











   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                         December 31,
                                                                -------------------------------
                                                                  1998                    1997
                                                                ---------               --------

NET SALES                                                       $ 69,113                $69,712

COST OF SALES                                                     38,584                 39,062
                                                                ---------               --------

         Gross profit                                             30,529                 30,650

SELLING AND ADMINISTRATIVE                                        21,623                 21,515

RESEARCH AND TECHNICAL SERVICES                                    1,137                  1,271

AMORTIZATION OF INTANGIBLES                                        1,713                  1,724

OTHER CHARGES (INCOME), NET                                          236                   (438)
                                                                ---------               --------

         Operating income                                          5,820                  6,578

INTEREST EXPENSE, NET                                              6,324                  6,658
                                                                ---------               --------

         Loss before provision for income taxes                     (504)                   (80)

PROVISION FOR INCOME TAXES                                           394                    669
                                                                ---------               --------

         Net loss                                                   (898)                  (749)

PREFERRED STOCK DIVIDEND ACCRUED                                   2,195                  1,934
                                                                ---------               --------

         Loss applicable to Common Shareholders                   (3,093)                (2,683)
                                                                =========               ========


LOSS PER COMMON SHARE                                           $ (30.22)               $(27.62)
                                                                =========               ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       102,338                 97,136
                                                                =========               ========








   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                           December 31,
                                                                                   ---------------------------
                                                                                   --------           --------
                                                                                     1998               1997
                                                                                   --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $  (898)           $  (749)
   Adjustments to reconcile net loss to cash provided  by operating activities-
     Depreciation                                                                    2,506              2,921
     Amortization of intangible assets and deferred financing costs                  2,205              2,202
     Deferred income taxes                                                             (28)               173
     Other, net                                                                                             5
                                                                                        (2)
     Changes in assets and liabilities-

       Accounts receivable                                                           5,267              4,805
       Inventories                                                                  (1,033)            (2,635)
       Accounts payable and accruals                                                (1,727)            (1,158)
       Other, net                                                                      (80)               184
                                                                                   --------           --------


              Net cash provided by operating activities                              6,210              5,748
                                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                       (2,050)            (1,348)
   Proceeds provided by disposals of property, plant and equipment                       3                 --
                                                                                   --------           --------

              Net cash used by investing activities                                 (2,047)            (1,348)
                                                                                   --------           --------

CASH Flows from Financing Activities:

   Repayment of revolving credit facility, net                                      (2,600)            (3,300)
   Repayment of term loans                                                          (3,132)            (2,491)
   Repayment of external long-term debt                                             (1,032)               (35)
   Sale of common stock, net                                                           (17)               248
   Increase in shareholder notes, net                                                   --               (188)
                                                                                   --------           --------


              Net cash used by financing activities                                 (6,781)            (5,766)
                                                                                   --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (176)                 1
                                                                                   --------           --------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (2,794)            (1,365)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       6,737              5,476
                                                                                   --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 3,943            $ 4,111
                                                                                   ========           ========

CASH PAID FOR:
   Interest                                                                        $ 3,005            $ 3,204
                                                                                   ========           ========
   Income taxes                                                                    $   248            $    98
                                                                                   ========           ========












   The accompanying notes are an integral part of these financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


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

 (2)   FORMATION ACQUISITION AND FINANCING


       Aearo Corporation, a Delaware corporation, and its direct wholly-owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as "the Company") manufacture and sell hearing protection devices (ear plugs and ear muffs), prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits which are protection segments of the personal protection equipment market world-wide. Additionally, the Company manufactures and sells worldwide, a wide array of energy-absorbing materials that are incorporated into other manufacturer's products to control noise, vibration and shock.


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

                                AEARO CORPORATION

                                DECEMBER 31, 1998
                                   (UNAUDITED)

(3)    SIGNIFICANT ACCOUNTING POLICIES

       Use of Estimates.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Foreign Currency Translation. Assets and liabilities of the Company's foreign operations are translated at year-end exchange rates. Revenues and expenses are translated at the average rate during the year. Translation gains and losses are reflected as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income.

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

       In 1998, the Company adopted Statement of Financial Accounting Standards
       (SFAS) No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. The implementation of this standard did not have an effect on earnings per common share for the periods presented and, therefore, did not require restatement

       Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. The Company's only item of comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations comprehensive income would be approximately $2.0 million, and $3.3 million less than reported net income due to foreign currency translation adjustments for the three months ended December 31, 1998, and December 31, 1997, respectively.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

 (4)   INVENTORIES

       Inventories consisted of the following (dollars in thousands):

                                    December 31,       September 30,
                                        1998                1998
                                    ------------       -------------

                                     (unaudited)

      Raw materials                    $10,261            $ 9,113
      Work in process                    8,437              9,257
      Finished goods                    12,522             12,096
                                       -------            -------

                                       $31,220            $30,466
                                       =======            =======

       Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (UNAUDITED)

(5)    DEBT

       The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at December 31, 1998. At December 31, 1998, the amounts outstanding on the term loans and the revolving credit facility were $116.8 million and $5.4 million, respectively.

(6)    COMMITMENTS AND CONTINGENCIES

       Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable leases, most of which expire within 10 years and may be renewed by the Company.

       Contingencies. The Company is a defendant in various lawsuits and administrative proceedings that are being handled in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


(7)    RESTRUCTURING CHARGE

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

       As of December 31, 1998, there is approximately $2.4 million of remaining accruals related to cash charges for severance and non-cancelable lease payments to be substantially paid in fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, including notes thereto, appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in such forward-looking statements. The factors that might cause such a difference include, among others, the following: risks associated with indebtedness; risks related to acquisitions; risks associated with the conversion to a new management information system; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.



                          1999 COMPARED TO 1998 RESULTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three Months Ended          Three Months Ended       Change - Favorable
                                     -------------------------   -------------------------      (Unfavorable)
                                     December 31,   Percent of   December 31,   Percent of   -------------------
                                         1998       Net Sales        1997        Net Sales   Amount      Percent
Net Sales
   Safety Products                   $ 58,940          85.3        $ 59,925         86.0     $  (985)      (1.6)
   Specialty Composites                10,173          14.7           9,787         14.0         386        3.9
                                     --------         -----        --------        -----     -------     ------
     Total net sales                   69,113         100.0          69,712        100.0        (599)      (0.9)
Cost of Sales                          38,584          55.8          39,062         56.0         478        1.2
                                     --------         -----        --------        -----     -------     ------
   Gross Profit                        30,529          44.2          30,650         44.0        (121)      (0.4)
Operating Expenses-
   Selling and administrative          21,623          31.3          21,515         30.9        (108)      (0.5)
   Research and technical service       1,137           1.7           1,271          1.8         134       10.5
   Amortization expense                 1,713           2.5           1,724          2.5          11        0.6
   Other charges(income),net              236           0.3            (438)        (0.6)       (674)    (153.9)
                                     --------         -----        --------        -----     -------     ------
     Operating income                   5,820           8.4           6,578          9.4        (758)     (11.5)
Interest expense, net                   6,324           9.1           6,658          9.5         334        5.0
                                     --------         -----        --------        -----     -------     ------
   Loss before provision for income
     tax                                 (504)         (0.7)            (80)        (0.1)       (424)    (530.0)
Provision for income taxes                394           0.6             669          1.0         275       41.1
                                     --------         -----        --------        -----     -------     ------
Net loss                                 (898)         (1.3)           (749)        (1.1)       (149)     (19.9)
Preferred stock dividend accrued        2,195           3.2           1,934          2.8        (261)     (13.5)
                                     --------         -----        --------        -----     -------     ------
Loss applicable to common
shareholders                         $ (3,093)         (4.5)       $ (2,683)        (3.9)    $  (410)     (15.3)
                                     ========         =====        ========        =====     =======     ======
Loss per common share                $ (30.22)                     $ (27.62)                 $ (2.60)      (9.4)
                                     ========                      ========                  =======     ======
EBITDA                               $ 10,055          14.5        $ 11,215         16.1     $(1,160)     (10.3)
                                     ========         =====        ========        =====     =======     ======

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Net Sales. Net sales in the three months ended December 31, 1998 decreased 0.9% to $69.1 million from $69.7 million in the three months ended December 31, 1997. Safety Products net sales in the three months ended December 31, 1998 decreased 1.6% to $58.9 million from $59.9 million in the three months ended December 31, 1997. The sales decrease is primarily due to a decline in the International business as the economic fallout in Asia began to impact the Company's business during the second quarter of last year. Specialty Composites' net sales in the three months ended December 31, 1998 increased 3.9% to $10.2 million from $9.8 million in the three months ended December 31, 1997. The increase was primarily driven by new product offerings versus the period of a year ago.

Gross Profit. Gross Profit in the three months ended December 31, 1998 decreased 0.4% to $30.5 million from $30.7 million in the three months ended December 31, 1997. Gross Profit as a percentage of net sales in the three months ended December 31, 1998 increased to 44.2% as compared to 44.0% in the three months ended December 31, 1997. Reduced spending and productivity in the manufacturing plants was the primary driver of the Gross Profit percentage of net sales improvement over a year ago. Offsetting that benefit somewhat is the amortization of standard cost changes, which had the effect of lowering Gross Profit by $0.5 million this year while it increased Gross Profit by $0.8 million in the same period last year, as the Company revalued inventories to reflect the reduced spending and productivity in the manufacturing plants.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended December 31, 1998 increased 0.5% to $21.6 million from $21.5 million in the three months ended December 31, 1997. Within this increase is a reduction of $0.3 million of distribution and Customer Service expenses while the Company increased spending in Selling and Marketing by $0.5 million. Selling and administrative expenses as a percentage of net sales in the three months ended December 31, 1998 increased to 31.3% of net sales as compared to 30.9% of net sales in the three months ended December 31, 1997.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended December 31, 1998 decreased 10.5% to $1.1 million from $1.3 million in the three months ended December 31, 1997.

Amortization of Intangibles. Amortization expense in the three months ended December 31, 1998 and 1997 was unchanged at $1.7 million.

Other Charges (Income), Net. Other Charges (Income), Net was an expense of $0.2 million for the three months ended December 31, 1998 as compared to income of $0.4 million for the three months ended December 31, 1997. This change was a result of foreign currency transaction losses in the three months ended December 31, 1998 as compared to foreign currency transaction gains in the three months ended December 31, 1997.

Operating Income. Mainly as a result of the lower volume in the International business and foreign currency transaction losses, operating income was $5.8 million in the three months ended December 31, 1998 as compared to $6.6 million in the three months ended December 31, 1997. Operating income as a percentage of net sales in the three months ended December 31, 1998 was 8.4% as compared to 9.4% in the three months ended December 31, 1997.

Provision For Income Taxes. The provision for income taxes in the three months ended December 31, 1998 was $0.4 million compared to $0.7 million in the three months ended December 31, 1997. The Company's foreign subsidiaries have taxable income in their foreign jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the three months ended December 31, 1998 the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

Interest Expense, Net. Interest expense, net in the three months ended December 31, 1998 decreased 5.0% to $6.3 million from $6.7 million in the three months ended December 31, 1997. Reduction in interest expense was due to a reduction in average borrowings as well as a reduction in the weighted average interest rates in effect for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

Net Loss. For the three months ended December 31, 1998 the Company had a net loss of $0.9 million as compared to a net loss of $0.7 million for the three months ended December 31, 1997.

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

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)

                                            Three Months Ended           Change
                                                December 31,      Favorable (Unfavorable)
                                              1998       1997      Amount         Percent
                                            -------    -------    --------        -------

Operating Income .......................    $ 5,820    $ 6,578    $  (758)        (11.5%)
Add Backs:
     Depreciation ......................      2,506      2,921       (415)        (14.2%)
     Amortization of Intangibles .......      1,713      1,724        (11)         (0.6%)
     Non-operating Costs(Income) (1) ...         16         (8)        24            --
                                                       -------    -------        ------

EBITDA .................................    $10,055    $11,215    $(1,160)        (10.3%)
                                            =======    =======    =======        ======


(1) OTHER CHARGES (INCOME), NET SUMMARY:
   Non-operating Costs (Income), Net ...    $    16    $    (8)   $   (24)           --
   Foreign Exchange Losses (Gains) .....        220       (430)      (650)       (151.2%)
                                                       -------    -------        ------
Total Other Charges (Income), Net ......    $   236    $  (438)   $  (674)       (153.9%)
                                            =======    =======    =======        ======



EBITDA for the three months ended December 31, 1998 was $10.1 million as compared to $11.2 million for the three months ended December 31, 1997. The EBITDA decrease is mainly a result of the lower volume in the International business and foreign currency transaction losses. EBITDA as a percentage of net sales in the three months ended December 31, 1998 was 14.5% as compared to 16.1% in the three months ended December 31, 1997.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability.


EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.


YEAR 2000 COMPLIANCE

The "Year 2000 problem" is a flaw existing in many computer hardware and software programs caused by historical use of dates represented by only two digits (for example, 98 rather than 1998). This causes computer programs (both systems and applications) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working with years outside the range of 1900-1999. To evaluate the impact of this the Company has assembled a "Y2K" cross functional team which has assessed the impact of year 2000 compliance with respect to Information Technology (IT) and manufacturing systems as well as the Company's exposure to significant third party risks. Accordingly, the Company has initiated and substantially completed a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

The Company's recent conversion to a new management information system that has been in use by a majority of the Company's operating units has brought the advantage of year 2000 compliance to the bulk of the internal systems that could potentially otherwise have material adverse impacts on the Company's operations. The prescription eyewear product line is the remaining operating unit that is not predominantly operated on the new management information system. The software for this unit will be modified and eventually a new operating system will be installed. It is anticipated that this project will be completed by the end of fiscal 1999. It is expected that other remaining conversions will also be substantially completed by the end of fiscal 1999, and at this time a contingency plan has not been developed in the event these system conversions are not completed on a timely basis. The Company's manufacturing systems are also being subjected to a comprehensive review to determine year 2000 compliance and the Company has been taking corrective actions as the need arises. As it relates to internal E-mail and desktop hardware and software systems, the Company has begun a desktop update and standardization effort which in addition to providing efficiency tools to the global organization will also address those remaining year 2000 compliance issues that may exist in that environment. Including the remaining conversion and desktop standardization initiatives and the costs of modifying internal software for the prescription eyewear product line, the cost to achieve Year 2000 compliance is anticipated to be less than $1.0 million.

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

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at December 31, 1998. At December 31, 1998, the amounts outstanding on the Term Loans and the Revolving Credit Facility were $116.8 million and $5.4 million, respectively.

Maturities under the Company's Term Loans are: $10.0 million for the remainder of fiscal 1999, $16.2 million in fiscal 2000, $21.0 million in fiscal 2001, $34.3 million in fiscal 2002, and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the three months ended December 31, 1998 totaled $6.2 million as compared to $5.7 million for the three months ended December 31, 1997. The improvement was due primarily to the Company's net changes in accounts receivable, inventories, and accounts payable and accruals.

Net cash used by investing activities was $2.0 million for the three months ended December 31, 1998 as compared to $1.3 million for the three months ended December 31, 1997. The increase in net cash used by investing activities is attributed to a higher level of capital expenditures in the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

Net cash used by financing activities for the three months ended December 31, 1998 was $6.8 million as the Company reduced the borrowings under the Revolving Credit Facility by $2.6 million, made scheduled principal repayments on the Term Loans for $3.1 million, and reduced external long term debt by retiring a higher interest revenue bond for $1.0 million. Net cash used by financing activities for the three months ended December 31, 1997 was $5.8 million as the Company reduced the borrowings under the Revolving Credit Facility by $3.3 million, and made scheduled principal repayments on the Term Loans for $2.5 million.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators manufactured by American Optical Corporation prior to the acquisition of the AOSafety Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators that were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after July 11, 1995 (the date of the Company's formation) whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims.

ITEM 2.  CHANGES IN SECURITIES
                  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                  None.

ITEM 5.  OTHER INFORMATION
                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits

         27.1  --  Financial Data Schedule

         (b) Reports on Form 8-K

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

Date: February 12, 1999            AEARO CORPORATION

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