Form 10-Q
period 1999-03-31
AEARO CORP
filed 1999-05-06
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999


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

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999


PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
-----------------------------------

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
          MARCH 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998                          3-4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1999
          AND 1998                                                                   5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED) FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998               6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)                                                                7-11

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         12-19
               ---------------------------------------------


PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                     20
--------------------------------
ITEM 2.        CHANGES IN SECURITIES                                                 20
------------------------------------
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                       20
----------------------------------------------
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                   20
------------------------------------------------------------------
ITEM 5.        OTHER INFORMATION                                                     20
--------------------------------
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                      20
-----------------------------------------------

SIGNATURE PAGE                                                                       21

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)


                                                                                      MARCH 31,       SEPTEMBER 30,
                                                                                        1999              1998
                                                                                      --------          --------
                                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $  3,891          $  6,737
  Accounts receivable (net of reserve for doubtful accounts of $1,280
       and $1,239 respectively)                                                         41,531            44,486
  Inventories                                                                           29,762            30,466
  Deferred and prepaid expenses                                                          4,377             3,572
                                                                                      --------          --------

       Total current assets                                                             79,561            85,261
                                                                                      --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      55,841            57,729

INTANGIBLE ASSETS, NET                                                                 131,694           137,848

OTHER ASSETS                                                                             4,909             5,909
                                                                                      --------          --------


       Total assets                                                                   $272,005          $286,747
                                                                                      ========          ========















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                                      MARCH 31,       SEPTEMBER 30,
                                                                                        1999              1998
                                                                                      --------          --------
                                                                                    (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                                                   $ 14,226          $ 14,573
  Accounts payable and accrued liabilities                                              33,833            37,957
  Accrued interest                                                                       3,529             3,732
  U.S. and foreign income taxes                                                          4,120             3,506
                                                                                      --------          --------

       Total current liabilities                                                        55,708            59,768
                                                                                      --------          --------

LONG-TERM DEBT                                                                         209,075           218,592

DEFERRED INCOME TAXES                                                                      929               959

OTHER LIABILITIES                                                                        2,626             2,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-
    Authorized--200,000 shares
    Issued and outstanding--45,000 shares                                                   --                --
  Common stock, $.01 par value-
    Authorized--200,000 shares
    Issued and outstanding--102,588 and 102,338 at
    March 31, 1999 and September 30, 1998, respectively                                      1                 1
  Additional paid-in capital                                                            32,391            32,383
  Accumulated  deficit                                                                 (15,857)          (16,715)
  Cumulative foreign currency translation adjustments                                  (12,868)          (10,827)
                                                                                      --------          --------

       Total stockholders' equity                                                        3,667             4,842
                                                                                      --------          --------

       Total liabilities and stockholders' equity                                     $272,005          $286,747
                                                                                      ========          ========








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                          FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                   MARCH 31,                           MARCH 31,
                                                          ---------------------------         --------------------------
                                                           1999                1998             1999              1998
                                                          ---------------------------         --------------------------
NET SALES                                                 $72,406             $71,779         $141,519          $141,491

COST OF SALES                                              38,869              39,799           77,453            78,861
                                                          -------             -------         --------          --------

       Gross profit                                        33,537              31,980           64,066            62,630

SELLING AND ADMINISTRATIVE                                 21,802              21,797           43,425            43,312

RESEARCH AND TECHNICAL SERVICES                             1,107               1,040            2,244             2,311

AMORTIZATION OF INTANGIBLES                                 1,702               1,699            3,415             3,423

OTHER CHARGES (INCOME), NET                                   349                (205)             585              (643)

RESTRUCTURING  CHARGE                                          --               1,585               --             1,585
                                                          -------             -------         --------          --------

       Operating income                                     8,577               6,064           14,397            12,642

INTEREST EXPENSE, NET                                       6,104               6,604           12,428            13,262
                                                          -------             -------         --------          --------

       Income (loss) before provision  for
       income taxes                                         2,473                (540)           1,969              (620)

PROVISION FOR INCOME TAXES                                    717                 647            1,111             1,316
                                                          -------             -------         --------          --------

       Net income (loss)                                    1,756              (1,187)             858            (1,936)

PREFERRED STOCK DIVIDEND ACCRUED                            2,217               1,954            4,412             3,888
                                                          -------             -------         --------          --------

       Net Loss applicable to
       Common Shareholders                                $  (461)            $(3,141)        $ (3,554)         $ (5,824)
                                                          =======             =======         ========          ========


BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                          $ (4.50)            $(32.16)        $ (34.70)         $ (59.80)
                                                          =======             =======         ========          ========

DILUTED WEIGHTED AVERAGE COMMON
 SHARES                                                   102,501              97,669          102,419            97,399
                                                          =======             =======         ========          ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ----------------------------
                                                                                    1999                 1998
                                                                                   -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $   858              $(1,936)
 Adjustments to reconcile net income to cash provided by operating activities-
   Depreciation                                                                      4,831                5,873
   Amortization of intangible assets and deferred financing costs                    4,430                4,377
   Deferred income taxes                                                               (12)                 214
   Other, net                                                                          224                    5
   Changes in assets and liabilities-
     Accounts receivable                                                             2,288                5,879
     Inventories                                                                       261               (3,983)
     Accounts payable and accrued liabilities                                       (3,961)              (2,459)
     Other, net                                                                        (35)                 511
                                                                                   -------              -------

          Net cash provided by operating activities                                  8,884                8,481
                                                                                   -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                         (3,731)              (3,217)
 Proceeds provided by disposals of property, plant and equipment                        20                    2
                                                                                   -------              -------

          Net cash used by investing activities                                     (3,711)              (3,215)
                                                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) revolving credit facility, net                            50                 (200)
 Repayment of term loans                                                            (6,198)              (4,982)
 Repayment of external long-term debt                                               (1,312)                 (93)
 Sale of common stock, net                                                              50                  943
 Increase in shareholder notes, net                                                    (42)              (1,107)
                                                                                   -------              -------

          Net cash used by financing activities                                     (7,452)              (5,439)
                                                                                   -------              -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (567)                 (32)
                                                                                   -------              -------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (2,846)                (205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       6,737                5,476
                                                                                   -------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 3,891              $ 5,271
                                                                                   =======              =======

CASH PAID FOR:
 Interest                                                                          $11,696              $12,374
                                                                                   =======              =======
 Income taxes                                                                      $   432              $   792
                                                                                   =======              =======









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

                                AEARO CORPORATION

                                 MARCH 31, 1999
                                   (UNAUDITED)

(3)  SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Company's foreign operations are translated at period-end exchange rates. Revenues and expenses are translated at the average rate during the period. Translation gains and losses are reflected as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income.

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

     In 1998, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 128, EARNINGS PER Share. Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. The implementation of this standard did not have an effect on earnings per common share for the periods presented and, therefore, did not require restatement.

     Effective October 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. The Company's only item of comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations comprehensive income would be approximately $2.0 million, and $3.7 million less than reported net income due to foreign currency translation adjustments for the six months ended March 31, 1999, and March 31, 1998, respectively.

                                AEARO CORPORATION

                                 MARCH 31, 1999
                                   (UNAUDITED)

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

(4)  INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                  MARCH 31,        SEPTEMBER 30,
                                    1999               1998
                                   -------            -------
                                 (unaudited)
     Raw materials                 $ 8,982            $ 9,113
     Work in process                 7,960              9,257
     Finished goods                 12,820             12,096
                                   -------            -------

                                   $29,762            $30,466
                                   =======            =======

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

                                AEARO CORPORATION

                                 MARCH 31, 1999
                                   (UNAUDITED)


(5)  DEBT

     The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at March 31, 1999. At March 31, 1999, the amounts outstanding on the term loans and the revolving credit facility were approximately $112.0 million and $8.1 million, respectively.

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

                                AEARO CORPORATION

                                 MARCH 31, 1999
                                   (UNAUDITED)


     As of March 31, 1999, there is approximately $1.8 million of remaining accruals related to cash charges for severance and non-cancelable lease payments to be substantially paid in fiscal 1999. The Company has entered into a sublease agreement for the Boston office space that was formerly utilized as the Corporate Headquarters. This sublease is effective as of May 1, 1999.

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

                                         1999 COMPARED TO 1998 RESULTS
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended             Three Months Ended          Change - Favorable
                                            ------------------             ------------------            (Unfavorable)
                                          March 31,    Percent of      March 31,       Percent of        -------------
                                           1999        Net Sales        1998           Net Sales       Amount     Percent
Net Sales
 Safety Products                          $61,371         84.8         $61,639            85.9         $ (268)       (0.4)
 Specialty Composites                      11,035         15.2          10,140            14.1            895         8.8
                                          -------        -----         -------           -----         ------
   Total net sales                         72,406        100.0          71,779           100.0            627         0.9
Cost of Sales                              38,869         53.7          39,799            55.4            930         2.3
                                          -------        -----         -------           -----         ------
 Gross profit                              33,537         46.3          31,980            44.6          1,557         4.9
Operating Expenses-
 Selling and administrative                21,802         30.1          21,797            30.4             (5)         --
 Research and technical services            1,107          1.5           1,040             1.4            (67)       (6.4)
 Amortization of intangibles                1,702          2.4           1,699             2.4             (3)       (0.2)
 Other charges(income), net                   349          0.5            (205)           (0.3)          (554)     (270.2)
 Restructuring charge                          --           --           1,585             2.2          1,585          --
                                          -------        -----         -------           -----         ------
   Operating income                         8,577         11.8           6,064             8.4          2,513        41.4
Interest expense, net                       6,104          8.4           6,604             9.2            500         7.6
                                          -------        -----         -------           -----         ------
 Income (loss) before provision
 for income taxes                           2,473          3.4            (540)           (0.8)         3,013       558.0
Provision for income
 taxes                                        717          1.0             647             0.9             70        10.8
                                          -------        -----         -------           -----         ------
Net income (loss)                           1,756          2.4          (1,187)           (1.7)         2,943       247.9
Preferred stock dividend accrued            2,217          3.1           1,954             2.7           (263)      (13.5)
                                          -------        -----         -------           -----         ------
Loss applicable to common
 shareholders                             $  (461)        (0.6)        $(3,141)           (4.4)        $2,680        85.3
                                          =======        =====         =======           =====         ======
Loss per common share                     $ (4.50)                     $(32.16)                        $27.66        86.0
                                          =======                      =======                         ======
EBITDA                                    $12,595         17.4         $10,685            14.9         $1,910        17.9
                                          =======        =====         =======           =====         ======

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


NET SALES. Net sales in the three months ended March 31, 1999 increased 0.9% to $72.4 million from $71.8 million in the three months ended March 31, 1998. Safety Products net sales in the three months ended March 31, 1999 decreased 0.4% to $61.4 million from $61.6 million in the three months ended March 31, 1998 as growth in Europe and other international markets was more than offset by declines in North America which has been negatively affected by lower levels of manufacturing employment and increased competitive activity. Specialty Composites' net sales in the three months ended March 31, 1999 increased 8.8% to $11.0 million from $10.1 million in the three months ended March 31, 1998. The increase was primarily driven by strong demand in the trucking, aircraft, and precision equipment markets.

GROSS PROFIT. Gross Profit in the three months ended March 31, 1999 increased 4.9% to $33.5 million from $32.0 million in the three months ended March 31, 1998. Gross Profit as a percentage of net sales in the three months ended March 31, 1999 was 46.3% as compared to 44.6% in the three months ended March 31, 1998. This improvement in the Gross Profit percentage of net sales is primarily due to reduced spending and increased productivity in the manufacturing plants.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses remained unchanged at $21.8 million for the three months ended March 31, 1999 and 1998, respectively. Although the overall selling and administrative expenses remain unchanged, the Company has reallocated its spending in an effort to more strongly promote and build its brands. As a result, spending in selling and marketing was increased by $0.8 million and spending in the customer service, distribution and administrative functions decreased by $0.8 million. Selling and administrative expenses as a percentage of net sales in the three months ended March 31, 1999 decreased to 30.1% of net sales as compared to 30.4% of net sales in the three months ended March 31, 1998.

RESEARCH AND TECHNICAL SERVICE EXPENSES. Research and technical service expenses in the three months ended March 31, 1999 increased 6.4% to $1.1 million from $1.0 million in the three months ended March 31, 1998.

AMORTIZATION OF INTANGIBLES. Amortization expense in the three months ended March 31, 1999 and 1998 was unchanged at $1.7 million.

OTHER CHARGES (INCOME), NET. Other Charges (Income), Net was an expense of $0.3 million for the three months ended March 31, 1999 as compared to income of $0.2 million for the three months ended March 31, 1998. This change was primarily a result of net foreign currency transaction losses in the three months ended March 31, 1999 as compared to net foreign currency transaction gains in the three months ended March 31, 1998.

RESTRUCTURING CHARGE. During fiscal 1998 the Company recorded a restructuring charge related to the restructuring plans announced by the Company during the fiscal year. In the three months ended March 31, 1998 the Company recorded restructuring charges of $1.6 million.

OPERATING INCOME. Operating income improved 41.4% to $8.6 million in the three months ended March 31, 1999 from $6.1 million in the three months ended March 31, 1998. This improvement was due primarily to improvements in gross profit and the absence of a restructuring charge in the three months ended March 31, 1999, partially offset as a result of the change in net foreign currency transaction gains and losses. Operating income as a percentage of net sales in the three months ended March 31, 1999 was 11.8% as compared to 8.4% in the three months ended March 31, 1998.

PROVISION FOR INCOME TAXES. The provision for income taxes in the three months ended March 31, 1999 was $0.7 million compared to $0.6 million in the three months ended March 31, 1998. The Company's foreign subsidiaries have taxable income in their foreign jurisdictions, but the domestic subsidiaries have a net operating loss carryforward for income tax purposes in the U.S.

INTEREST EXPENSE, NET. Interest expense, net in the three months ended March 31, 1999 decreased 7.6% to $6.1 million from $6.6 million in the three months ended March 31, 1998. The reduction in interest expense was due to a reduction in average borrowings as well as a reduction in the weighted average interest rates in effect for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

NET INCOME (LOSS). For the three months ended March 31, 1999 the Company had net income of $1.8 million as compared to a net loss of $1.2 million for the three months ended March 31, 1998.

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

                                                EBITDA CALCULATION
                                               (DOLLARS IN THOUSANDS)

                                                  Three Months Ended                Change
                                                       March 31,            Favorable (Unfavorable)
                                                   1999         1998          Amount      Percent
                                                   ----         ----          ------      ------
Operating Income                                 $ 8,577      $ 6,064         $2,513        41.4%
Add Backs:
   Depreciation                                    2,325        2,952           (627)      (21.2)%
   Amortization of Intangibles                     1,702        1,699              3         0.2%
   Non-operating income, net (1)                      (9)         (30)            21        70.0%
                                                 -------      -------         ------

EBITDA                                           $12,595      $10,685         $1,910        17.9%
                                                 =======      =======         ======


(1) Other Charges (Income), Net Summary:
    -----------------------------------
  Non-operating  income, net                     $    (9)     $   (30)        $  (21)      (70.0)%
  Foreign Transaction losses (gains)                 358         (175)          (533)     (304.6)%
                                                 -------      -------         ------
Total Other Charges (Income), Net                $   349      $  (205)        $ (554)     (270.2)%
                                                 =======      =======         ======


EBITDA for the three months ended March 31, 1999 was $12.6 million as compared to $10.7 million for the three months ended March 31, 1998. This improvement was due primarily to improvements in gross profit and the absence of a restructuring charge in the three months ended March 31, 1999, partially offset as a result of the change in net foreign currency transaction gains and losses. EBITDA as a percentage of net sales in the three months ended March 31, 1999 was 17.4% as compared to 14.9% in the three months ended March 31, 1998.

                                            1999 COMPARED TO 1998 RESULTS
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Six Months Ended               Six Months Ended          Change - Favorable
                                            ----------------               ----------------            (Unfavorable)
                                          March 31,   Percent of     March 31,      Percent of         -------------
                                            1999      Net Sales        1998         Net Sales       Amount       Percent
Net Sales
 Safety Products                          $120,311       85.0        $121,564        85.9           $(1,253)       (1.0)
 Specialty Composites                       21,208       15.0          19,927        14.1             1,281         6.4
                                          --------      -----        --------       -----           -------
   Total net sales                         141,519      100.0         141,491       100.0                28         0.0
Cost of Sales                               77,453       54.7          78,861        55.7             1,408         1.8
                                          --------      -----        --------       -----           -------
 Gross profit                               64,066       45.3          62,630        44.3             1,436         2.3
Operating Expenses-
 Selling and administrative                 43,425       30.7          43,312        30.6              (113)       (0.3)
 Research and technical services             2,244        1.6           2,311         1.6                67         2.9
 Amortization of intangibles                 3,415        2.4           3,423         2.4                 8         0.2
 Other charges(income),net                     585        0.4            (643)       (0.5)           (1,228)     (191.0)
 Restructuring charge                           --         --           1,585         1.1             1,585          --
                                          --------      -----
   Operating income                         14,397       10.2          12,642         8.9             1,755        13.9
Interest expense, net                       12,428        8.8          13,262         9.4               834         6.3
                                          --------      -----        --------       -----           -------      ------
 Income (loss) before provision
 for income taxes                            1,969        1.4            (620)       (0.4)            2,589       417.6

Provision (benefit) for income
 taxes                                       1,111        0.8           1,316         0.9               205        15.6
                                          --------      -----        --------       -----           -------
Net income (loss)                              858        0.6          (1,936)       (1.4)            2,794       144.3
Preferred stock dividend accrued             4,412        3.1           3,888         2.7              (524)      (13.5)
                                          --------      -----        --------       -----           -------
Loss applicable to common
 shareholders                             $ (3,554)      (2.5)       $ (5,824)       (4.1)          $ 2,270        39.0
                                          ========      =====        ========       =====           =======
Loss per common share                     $ (34.70)                  $ (59.80)                      $ 25.10        42.0
                                          ========                   ========                       =======
EBITDA                                    $ 22,650       16.0        $ 21,900        15.5           $   750         3.4
                                          ========      =====        ========       =====           =======


RESULTS OF OPERATIONS -- SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

NET SALES. Net sales remained unchanged at $141.5 million in the six months ended March 31, 1999 and 1998. Safety Products net sales in the six months ended March 31, 1999 decreased 1.0% to $120.3 million from $121.6 million in the six months ended March 31, 1998 as growth in Europe was more than offset by declines in North America which has been negatively affected by lower levels of manufacturing employment and increased competitive activity. Specialty Composites' net sales in the six months ended March 31, 1999 increased 6.4% to $21.2 million from $19.9 million in the six months ended March 31, 1998. The increase was primarily driven by new product offerings in the European health care marketplace as well as strong demand in the trucking, aircraft, and precision equipment markets.

GROSS PROFIT. Gross Profit in the six months ended March 31, 1999 increased 2.3% to $64.1 million from $62.6 million in the six months ended March 31, 1998. Gross Profit as a percentage of net sales in the six months ended March 31, 1999 was 45.3% as compared to 44.3% in the six months ended March 31, 1998. This improvement in the Gross Profit percentage of net sales is primarily due to reduced spending and increased productivity in the manufacturing plants.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the six months ended March 31, 1999 increased 0.3% to $43.4 million from $43.3 million in the six months ended March 31, 1998. Spending in selling and marketing was increased by $1.3 million and spending in the customer service, distribution and administrative functions decreased by $1.2 million. Selling and administrative expenses as a percentage of net sales in the six months ended March 31, 1999 increased to 30.7% of net sales as compared to 30.6% of net sales in the six months ended March 31, 1998.

RESEARCH AND TECHNICAL SERVICE EXPENSES. Research and technical service expenses in the six months ended March 31, 1999 decreased 2.9% to $2.2 million from $2.3 million in the six months ended March 31, 1998.

AMORTIZATION OF INTANGIBLES. Amortization expense in the six months ended March 31, 1999 and 1998 was unchanged at $3.4 million.

OTHER CHARGES (INCOME), NET. Other Charges (Income), Net was an expense of $0.6 million for the six months ended March 31, 1999 as compared to income of $0.6 million for the six months ended March 31, 1998. This change was primarily a result of net foreign currency transaction losses in the six months ended March 31, 1999 as compared to net foreign currency transaction gains in the six months ended March 31, 1998.

RESTRUCTURING CHARGE. During fiscal 1998 the Company recorded a restructuring charge related to the restructuring plans announced by the Company during the fiscal year. In the six months ended March 31, 1998 the Company recorded restructuring charges of $1.6 million.

OPERATING INCOME. Operating income improved 13.9% to $14.4 million in the six months ended March 31, 1999 from $12.6 million in the six months ended March 31, 1998. This improvement was due primarily to improvements in gross profit and the absence of a restructuring charge in the six months ended March 31, 1999, partially offset as a result of the change in net foreign currency transaction gains and losses. Operating income as a percentage of net sales in the six months ended March 31, 1999 was 10.2% as compared to 8.9% in the six months ended March 31, 1998.

PROVISION FOR INCOME TAXES. The provision for income taxes in the six months ended March 31, 1999 was $1.1 million compared to $1.3 million in the six months ended March 31, 1998. The Company's foreign subsidiaries have taxable income in their foreign jurisdictions, but the domestic subsidiaries have a net operating loss carryforward for income tax purposes in the U.S. In the results for the six months ended March 31, 1999 and March 31, 1998 the Company has not recognized any of the tax benefits which will occur in future periods if there is taxable income in the U.S.

INTEREST EXPENSE, NET. Interest expense, net in the six months ended March 31, 1999 decreased 6.3% to $12.4 million from $13.3 million in the six months ended March 31, 1998. The reduction in interest expense was due to a reduction in average borrowings as well as a reduction in the weighted average interest rates in effect for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998.

NET INCOME (LOSS). For the six months ended March 31, 1999 the Company had net income of $0.9 million as compared to a net loss of $1.9 million for the six months ended March 31, 1998.

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

                                    EBITDA CALCULATION
                                  (DOLLARS IN THOUSANDS)

                                                    Six Months Ended                 Change
                                                        March 31,            Favorable (Unfavorable)
                                                   1999          1998          Amount      Percent
                                                   ----          ----          ------      ------
Operating Income                                  $14,397      $12,642        $ 1,755        13.9%
Add Backs:
   Depreciation                                     4,831        5,873         (1,042)     (17.7%)
   Amortization of Intangibles                      3,415        3,423             (8)       (0.2%)
   Non-operating costs (income), net (1)                7          (38)            45      118.4%
                                                  -------      -------        -------

EBITDA                                            $22,650      $21,900        $   750         3.4%
                                                  =======      =======        =======


(1) Other Charges (Income), Net Summary:
    ------------------------------------
   Non-operating costs (income), net              $     7      $   (38)       $   (45)     (118.4%)
   Foreign Transaction losses (gains)                 578         (605)        (1,183)     (195.5%)
                                                  -------      -------        -------
Total Other Charges (Income), Net                 $   585      $  (643)       $(1,228)     (191.0%)
                                                  =======      =======        =======



EBITDA for the six months ended March 31, 1999 was $22.7 million as compared to $21.9 million for the six months ended March 31, 1998. This improvement was due primarily to improvements in gross profit and the absence of a restructuring charge in the six months ended March 31, 1999, partially offset as a result of the change in net foreign currency transaction gains and losses. EBITDA as a percentage of net sales in the six months ended March 31, 1999 was 16.0% as compared to 15.5% in the six months ended March 31, 1998.


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

The Company's recent conversion to a new management information system that has been in use by a majority of the Company's operating units has brought the advantage of year 2000 compliance to the bulk of the internal systems that could potentially otherwise have material adverse impacts on the Company's operations. The prescription eyewear product line is the remaining operating unit that is not predominantly operated on the new management information system. The software for this unit has been modified to include year 2000 compliance and the implementation activity continues. It is anticipated that this project will be completed by the end of fiscal 1999. It is also expected that other remaining conversions will be substantially completed by the end of fiscal 1999, and at this time a contingency plan is being developed in the event these systems conversions are not completed on a timely basis. As it relates to internal E-mail and desktop hardware and software systems, the Company has begun a desktop update and standardization effort which in addition to providing efficiency tools to the global organization will also address those remaining year 2000 compliance issues that may exist in that environment. Including the remaining conversion and desktop standardization initiatives and the costs of modifying internal software for the prescription eyewear product line, the cost to achieve year 2000 compliance is anticipated to be less than $1.0 million.

The Company has contacted its major customers and vendors regarding their readiness for year 2000 compliance and efforts continue with the evaluations of any impact that their readiness may have on the Company's systems. However, there can be no assurance that year 2000 deficiencies in the systems of other companies on which the Company's systems rely will be timely corrected or that any such failure by another company to correct its deficiencies would not have an adverse effect on the Company's systems, business or results of operations. The Company is continuing its assessment of the remainder of its internal systems and that of other companies on which the Company's systems rely.

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

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at March 31, 1999. At March 31, 1999, the amounts outstanding on the Term Loans and the Revolving Credit Facility were approximately $112.0 million and $8.1 million, respectively.

Maturities under the Company's Term Loans are: $6.7 million for the remainder of fiscal 1999, $15.8 million in fiscal 2000, $20.5 million in fiscal 2001, $33.8 million in fiscal 2002, and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the six months ended March 31, 1999 totaled $8.9 million as compared to $8.5 million for the six months ended March 31, 1998. The increase was due primarily to the improvement in net income (loss) which was mostly offset by reduced depreciation and the Company's net changes in assets and liabilities.

Net cash used by investing activities was $3.7 million for the six months ended March 31, 1999 as compared to $3.2 million for the six months ended March 31, 1998. The increase in net cash used by investing activities is attributed to a higher level of capital expenditures in the six months ended March 31, 1999 as compared to the six months ended March 31, 1998.

Net cash used by financing activities for the three months ended March 31, 1999 was $7.5 million as the Company made scheduled principal repayments on the Term Loans for $6.2 million, and reduced external long term debt by retiring a higher interest revenue bond for $1.0 million. Net cash used by financing activities for the six months ended March 31, 1998 was $5.4 million as the Company made scheduled principal repayments on the Term Loans for $5.0 million.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company expects that sales and profitability in the second half of fiscal 1999 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

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


ITEM 2.   CHANGES IN SECURITIES
Effective February 1, 1999, the Company sold 250 shares of its common stock to Bryan Marsal, a Director, at a purchase price per share of $200. The issuance of the shares was made pursuant to the Company's 1995 Employee Stock Purchase Plan and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act.

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

Date: May 6, 1999                  AEARO CORPORATION

                                   /s/ Bryan J. Carey


                                   ---------------------------------------------
                                   Bryan J. Carey
                                   Vice President, Chief Financial Officer,
                                      Treasurer and Assistant Secretary

                                  EXHIBIT INDEX


EXHIBITS                 DESCRIPTION
--------                 -----------

  27.1*        --        Financial Data Schedule.


*Filed herewith.