Form 10-Q
period 1999-06-30
AEARO CORP
filed 1999-08-02
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


                         Commission file number 33-96190


                                AEARO CORPORATION
             (Exact name of registrant as specified in its charter)


                              --------------------


                       Delaware                                 13-3840450
            -------------------------------                -------------------
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                  Identification No.)


                 5457 West 79th Street
                 Indianapolis, Indiana                             46268
       ----------------------------------------                 ----------
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

                                AEARO CORPORATION
                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

PART I.                    FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS
-----------------------------------------------

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998                                        3-4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED) FOR THE THREE MONTH AND NINE MONTH PERIODS
                  ENDED JUNE 30, 1999 AND 1998                                                            5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED) FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998                            6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)                                                                             7-11

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           12-20
                  ---------------------------------------------

PART II.                   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS                                                              21
--------------------------------------------
ITEM 2.                    CHANGES IN SECURITIES                                                          21
------------------------------------------------
ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES                                                21
----------------------------------------------------------
ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                            21
------------------------------------------------------------------------------
ITEM 5.                    OTHER INFORMATION                                                              21
--------------------------------------------
ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K                                               21
-----------------------------------------------------------

SIGNATURE PAGE                                                                                            22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)


                                                                                           JUNE 30,      SEPTEMBER 30,
                                                                                             1999             1998
                                                                                         -----------     -------------
                                                                                         (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                               $  5,020        $  6,737
  Accounts receivable (net of reserve for doubtful accounts of $1,195
      and $1,239 respectively)                                                              43,984          44,486
  Inventories                                                                               31,154          30,466
  Deferred and prepaid expenses                                                              3,816           3,572
                                                                                          --------        --------

      Total current assets                                                                  83,974          85,261
                                                                                          --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          54,583          57,729

INTANGIBLE ASSETS, NET                                                                     128,843         137,848

OTHER ASSETS                                                                                 4,326           5,909
                                                                                          --------        --------


      Total assets                                                                        $271,726        $286,747
                                                                                          ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITy

                             (DOLLARS IN THOUSANDS)



                                                                                           JUNE 30,              SEPTEMBER 30,
                                                                                             1999                     1998
                                                                                          ----------             -------------
                                                                                          (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                      $  14,583               $  14,573
   Accounts payable and accrued liabilities                                                  36,306                  37,957
   Accrued interest                                                                           6,570                   3,732
   U.S. and foreign income taxes                                                              4,319                   3,506
                                                                                          ---------               ---------

         Total current liabilities                                                           61,778                  59,768
                                                                                          ---------               ---------

LONG-TERM DEBT                                                                              199,747                 218,592

DEFERRED INCOME TAXES                                                                         1,541                     959

OTHER LIABILITIES                                                                             2,649                   2,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                                     --                      --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--102,588 and 102,338 at
     June 30, 1999 and September 30, 1998, respectively                                           1                       1
   Additional paid-in capital                                                                32,545                  32,383
   Accumulated deficit                                                                      (12,653)                (16,715)
   Cumulative foreign currency translation adjustments                                      (13,882)                (10,827)
                                                                                          ---------               ---------

         Total stockholders' equity                                                           6,011                   4,842

         Total liabilities and stockholders' equity                                        $271,726               $ 286,747
                                                                                          =========               =========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                       FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                                                JUNE 30,                                        JUNE 30,
                                                    ------------------------------                -------------------------------
                                                        1999                1998                      1999                 1998
                                                    ------------------------------                -------------------------------

NET SALES                                           $  75,384            $  76,312                $ 216,903             $ 217,803

COST OF SALES                                          40,363               43,112                  117,816               121,973
                                                    ---------            ---------                ---------             ---------

         Gross profit                                  35,021               33,200                   99,087                95,830

SELLING AND ADMINISTRATIVE                             21,956               23,083                   65,381                66,395

RESEARCH AND TECHNICAL SERVICES                         1,180                1,266                    3,424                 3,577

AMORTIZATION OF INTANGIBLES                             1,673                1,707                    5,088                 5,130

OTHER (INCOME) CHARGES, NET                                (7)                  94                     578                  (549)

RESTRUCTURING  CHARGE                                    --                   --                         --                 1,585
                                                    ---------            ---------                ---------             ---------

         Operating income                              10,219                7,050                   24,616                19,692

INTEREST EXPENSE, NET                                   5,974                6,436                   18,402                19,698
                                                    ---------            ---------                ---------             ---------

         Income (loss) before provision for
         income taxes                                   4,245                  614                    6,214                    (6)

PROVISION FOR INCOME TAXES                              1,041                  986                    2,152                 2,302
                                                    ---------            ---------                ---------             ---------
         Net income (loss)                              3,204                 (372)                   4,062                (2,308)

PREFERRED STOCK DIVIDEND ACCRUED                        2,313                2,037                    6,725                 5,925
                                                    ---------            ---------                ---------             ---------

         Net income (loss) applicable to
         Common Shareholders                        $     891            $  (2,409)               $  (2,663)            $  (8,233)
                                                    =========            =========                =========             =========

BASIC AND DILUTED NET INCOME (LOSS)  PER COMMON
SHARE                                               $    8.70            $  (23.65)               $  (25.99)            $  (83.25)
                                                    =========            =========                =========             =========

DILUTED WEIGHTED AVERAGE COMMON
 SHARES                                             102,587.5            101,872.7                102,474.9              98,890.5
                                                    =========            =========                =========             =========







The accompanying notes are an integral part of these condensed consolidated financial statements

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          ----------------------------
                                                                                                1999             1998
                                                                                          ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                      $  4,062            $ (2,308)
   Adjustments to reconcile net income (loss) to cash provided by operating activities-
     Depreciation                                                                            7,119               8,952
     Amortization of intangible assets and deferred financing costs                          6,625               6,562
     Deferred income taxes                                                                     (41)                335
     Other, net                                                                                253                 131
     Changes in assets and liabilities-
       Accounts receivable                                                                    (450)              3,050
       Inventories                                                                          (1,318)             (2,325)
       Accounts payable and accrued liabilities                                              1,826               2,076
       Other, net                                                                            1,587                 470
                                                                                          --------            --------

              Net cash provided by operating activities                                     19,663              16,943
                                                                                          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                               (5,040)             (4,164)
   Proceeds provided by disposals of property, plant and equipment                              22                  28
                                                                                          --------            --------

              Net cash used by investing activities                                         (5,018)             (4,136)
                                                                                          --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving credit facility, net                                              (5,000)             (5,150)
   Repayment of term loans                                                                  (9,242)             (7,473)
   Repayment of external long-term debt                                                     (1,350)               (161)
   Sale of common stock, net                                                                    50               1,044
   Increase (decrease) in shareholder notes, net                                               112              (1,185)
                                                                                          --------            --------
              Net cash used by financing activities                                        (15,430)            (12,925)
                                                                                          --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (932)                (97)
                                                                                          --------            --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,717)               (215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               6,737               5,476
                                                                                          --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  5,020            $  5,261
                                                                                          ========            ========
CASH PAID FOR:
   Interest                                                                               $ 14,077            $ 15,440
                                                                                          ========            ========
   Income taxes                                                                           $  1,280            $  1,097
                                                                                          ========            ========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

                                  JUNE 30, 1999
                                   (UNAUDITED)

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

     Reclassifications. Certain amounts included in the prior years' financial statements may have been reclassified to conform to the current period presentation.

     Foreign Currency Translation. Assets and liabilities of the Company's foreign operations are translated at period-end exchange rates. Revenues and expenses are translated at the approximate average monthly rate during the period. Translation gains and losses are reflected as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income.

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

     Income (Loss) per Common Share. Income (loss) per common share has been computed by dividing income (loss) applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period.

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

     Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. The Company's only item of comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statements of operations comprehensive income would be approximately $3.1 million, and $3.9 million less than reported net income due to foreign currency translation adjustments for the nine months ended June 30, 1999, and June 30, 1998, respectively.

                                AEARO CORPORATION

                                  JUNE 30, 1999
                                   (UNAUDITED)

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

     SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of SFAS No. 133 - an Amendment of SFAS No. 133 issued in June 1999, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended by SFAS No. 137, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after either January 1, 1998 or January 1, 1999 as selected by the Company.

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

(4)  INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                                                JUNE 30,        SEPTEMBER 30,
                                                                 1999              1998
                                                              -----------       ------------
                                                              (unaudited)
                         Raw materials                        $ 9,587           $ 9,113
                         Work in process                        7,631             9,257
                         Finished goods                        13,936            12,096
                                                              -------           -------
                                                              $31,154           $30,466


     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

                                AEARO CORPORATION

                                  JUNE 30, 1999
                                   (UNAUDITED)


(5)  DEBT

     The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at June 30, 1999. At June 30, 1999, the amounts outstanding on the term loans and the revolving credit facility were approximately $108.1 million and $3.0 million, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

     Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable leases, most of which expire within 10 years and may be renewed by the Company.

     Contingencies. The Company is a defendant in various lawsuits and administrative proceedings which are being handled in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements, which in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


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

                                AEARO CORPORATION

                                  JUNE 30, 1999
                                   (UNAUDITED)


     As of June 30, 1999, there is approximately $1.1 million of remaining accruals related to cash charges for severance and non-cancelable lease payments to be substantially paid in fiscal 1999. The Company has entered into a sublease agreement for the Boston office space that was formerly utilized as the Corporate Headquarters. This sublease was effective as of May 1, 1999.

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



                          1999 COMPARED TO 1998 RESULTS
                           THREE MONTHS ENDED JUNE 30
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                            CHANGE - FAVORABLE
                                                     THREE MONTHS ENDED         THREE MONTHS ENDED            (UNFAVORABLE)
                                                   ----------------------      ---------------------      ---------------------
                                                   JUNE 30,    PERCENT OF      JUNE 30,   PERCENT OF
                                                     1999       NET SALES         1998     NET SALES      AMOUNT       PERCENT
Net Sales
   Safety Products                                  $ 64,528      85.6         $ 66,542       87.2       $ (2,014)       (3.0)
   Specialty Composites                               10,856      14.4            9,770       12.8          1,086        11.1
                                                    --------    ------         --------      -----       --------
     Total net sales                                  75,384     100.0           76,312      100.0           (927)       (1.2)
Cost of Sales                                         40,363      53.5           43,112       56.5          2,749         6.4
                                                    --------    ------         --------      -----       --------
   Gross profit                                       35,021      46.5           33,200       43.5          1,821         5.5
Operating Expenses-
   Selling and administrative                         21,956      29.1           23,083       30.2          1,127         4.9
   Research and technical services                     1,180       1.6            1,266        1.7             86         6.8
   Amortization of intangibles                         1,673       2.2            1,707        2.2             34         2.0
   Other (income) charges, net                            (7)      --                94        0.1            101         --
                                                    --------    ------         --------      -----       --------
   Operating income                                   10,219      13.6            7,050        9.2          3,169        45.0

Interest expense, net                                  5,974       7.9            6,436        8.4            462         7.2
                                                    --------    ------         --------      -----       --------
  Income before provision for
  income  taxes                                        4,245       5.6              614        0.8          3,631         --
Provision for income
   taxes                                               1,041       1.4              986        1.3            (55)       (5.6)
                                                    --------    ------         --------      -----       --------
Net income (loss)                                      3,204       4.3             (372)      (0.5)         3,576         --
Preferred stock dividend accrued                       2,313       3.1            2,037        2.7           (276)      (13.5)
                                                                               --------      -----       --------
Net income (loss) applicable to
   common shareholders                              $    891       1.2         $ (2,409)      (3.2)      $  3,300         --
                                                    ========    ======         ========      =====       ========
Basic and diluted net income loss per
common share                                        $   8.70                   $ (23.65)                 $  32.35         --
                                                    ========                   ========                  ========
EBITDA                                              $ 14,222      18.9         $ 11,970       15.7       $  2,252        18.8
                                                    ========    ======         ========      =====       ========


RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


Net Sales. Net sales in the three months ended June 30, 1999 decreased 1.2% to $75.4 million from $76.3 million in the three months ended June 30, 1998. Safety Products net sales in the three months ended June 30, 1999 decreased 3.0% to $64.5 million from $66.5 million in the three months ended June 30, 1998. Growth in the Consumer channel was more than offset by the negative impact of foreign exchange, primarily in Europe, and softness in North American industrial accounts and in some of the export countries that the Company serves. The strength of the US dollar relative to many European currencies as well as to the Canadian dollar had the impact of reducing sales by approximately $0.8 million. The Company has experienced the effect of lower levels of manufacturing employment and increased competitive activity, particularly in protective eyewear. Specialty Composites' net sales in the three months ended June 30, 1999 increased 11.1% to $10.9 million from $9.8 million in the three months ended June 30, 1998. The increase was primarily driven by strong demand in the trucking market.

Gross Profit. Gross Profit in the three months ended June 30, 1999 increased 5.5% to $35.0 million from $33.2 million in the three months ended June 30, 1998. Gross Profit as a percentage of net sales in the three months ended June 30, 1999 increased to 46.5% as compared to 43.5% in the three months ended June 30, 1998. This improvement in the Gross Profit percentage of net sales is primarily due to an improved mix of product sales in the European and Consumer channels, as well as improved operational control and productivity gains in the manufacturing plants, and to a lesser extent, lower levels of depreciation.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended June 30, 1999 decreased 4.9% to $22.0 million from $23.1 million in the three months ended June 30, 1998. Within this decrease are increases in selling and marketing in an effort to increase awareness of the Company's brand names. The Company increased spending in selling and marketing, primarily toward promotional and advertising programs in support of new products, and also additional promotional support in existing eyewear lines in light of enhanced competitive activity. Spending in the customer service, distribution and administrative functions decreased. Administrative expenses in the three months ended June 30, 1998 included an accrual in the amount of $0.6 million for potential costs related to a patent infringement claim by Gargoyles, Inc. which was settled in the first quarter of fiscal 1999. Selling and administrative expenses as a percentage of net sales in the three months ended June 30, 1999 decreased to 29.1% of net sales as compared to 30.2% of net sales in the three months ended June 30, 1998.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended June 30, 1999 decreased 6.8% to $1.2 million from $1.3 million in the three months ended June 30, 1998.

Operating Income. Operating income improved 45.0% to $10.2 million in the three months ended June 30, 1999 from $7.1 million in the three months ended June 30, 1998. This improvement was due primarily to an improved mix of product sales, improved operational control and productivity gains in the manufacturing plants, lower levels of depreciation and reduced spending in selling and administrative. Operating income as a percentage of net sales in the three months ended June 30, 1999 increased to 13.6% as compared to 9.2% in the three months ended June 30, 1998.

Provision For Income Taxes. The provision for income taxes remained unchanged at $1.0 million for the three months ended June 30, 1999 and 1998. The Company's foreign subsidiaries have taxable income in their foreign jurisdictions, but the domestic subsidiaries have a net operating loss carryforward for income tax purposes in the U.S. In the results for the three months ended June 30, 1999 and June 30, 1998, the Company has not recognized any of the tax benefits that will occur in future periods if there is taxable income in the U.S.

Interest Expense, Net. Interest expense, net in the three months ended June 30, 1999 decreased 7.2% to $6.02 million from $6.4 million in the three months ended June 30, 1998. The reduction in interest expense was due to a reduction in average borrowings as well as a reduction in the weighted average interest rates in effect for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

Net Income (Loss). For the three months ended June 30, 1999 the Company had net income of $3.2 million as compared to a net loss of $0.4 million for the three months ended June 30, 1998.

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

                               EBITDA CALCULATION
                           THREE MONTHS ENDED JUNE 30
                             (DOLLARS IN THOUSANDS)

                                                                   Three Months Ended                   Change
                                                                 June 30,                       Favorable (Unfavorable)
                                                                 1999            1998            AMOUNT        PERCENT
                                                                 ----            ----            ------        -------
Operating Income                                             $ 10,219         $  7,050         $  3,169          45.0%
Add Backs:
         Depreciation                                           2,288            3,079             (791)        (25.7%)
    Amortization of intangibles                                 1,673            1,707              (34)         (2.0%)
    Non-operating costs, net (1)                                   42              134              (92)        (68.7%)
                                                             --------         --------         --------

EBITDA                                                       $ 14,222         $ 11,970         $  2,252          18.8%
                                                             ========         ========         ========


(1) OTHER (INCOME) CHARGES, NET SUMMARY:
   Non-operating  costs, net                                 $     42         $    134         $     92          68.7%
   Foreign transaction (gains)                                    (49)             (40)               9          22.5%
                                                             --------         --------         --------
Total Other (Income) Charges, Net                            $     (7)              94         $    101         107.4%
                                                             ========         ========         =======



EBITDA for the three months ended June 30, 1999 increased 18.8% to $14.2 million from $12.0 million for the three months ended June 30, 1998. This improvement was due primarily to an improved mix of product sales, improved operational control and productivity gains in the manufacturing plants, and reduced spending in selling and administrative. EBITDA as a percentage of net sales in the three months ended June 30, 1999 was 18.9% as compared to 15.7% in the three months ended June 30, 1998.

                          1999 COMPARED TO 1998 RESULTS
                            NINE MONTHS ENDED JUNE 30
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    NINE MONTHS ENDED            NINE MONTHS ENDED          CHANGE - FAVORABLE
                                                 -------------------------    -------------------------       (UNFAVORABLE)
                                                 JUNE 30,       PERCENT OF     JUNE 30,      PERCENT OF   ---------------------
                                                   1999         NET SALES        1998        NET SALES      AMOUNT      PERCENT
Net Sales
   Safety Products                               $ 184,839         85.2      $ 188,106          86.4     $  (3,267)      (1.7)
   Specialty Composites                             32,064         14.8         29,697          13.6         2,367        8.0
                                                 ---------        -----      ---------         -----     ---------
     Total net sales                               216,903        100.0        217,803         100.0          (900)      (0.4)
Cost of Sales                                      117,816         54.3        121,973          56.0         4,157        3.4
                                                 ---------        -----      ---------         -----     ---------
   Gross profit                                     99,087         45.7         95,830          44.0         3,257        3.4

Operating Expenses-
   Selling and administrative                       65,381         30.1         66,395          30.5         1,104        1.5
   Research and technical services                   3,424          1.6          3,577           1.6           153        4.3
   Amortization of intangibles                       5,088          2.3          5,130           2.4            42        0.8
   Other (income) charges, net                         578          0.3           (549)         (0.3)       (1,127)    (105.3)
   Restructuring charge                                 --           --          1,585           0.7         1,585        --
                                                 ---------         ----      ---------         -----     ---------
     Operating income                               24,616         11.3         19,692           9.0         4,924       25.0
Interest expense, net                               18,402          8.5         19,698           9.0         1,296        6.6
                                                 ---------         ----      ---------         -----     ---------
  Income (loss) before provision
  for income taxes                                   6,214          2.9             (6)           --         6,220        --

Provision for income
   taxes                                             2,152          1.0          2,302           1.1           150        6.5
                                                 ---------        -----      ---------         -----     ---------
Net income (loss)                                    4,062          1.9         (2,308)         (1.1)        6,370        --
Preferred stock dividend accrued                     6,725          3.1          5,925           2.7          (800)     (13.5)
                                                 ---------        -----      ---------         -----     ---------
Loss applicable to common  shareholders
                                                 $  (2,663)        (1.2)     $  (8,233)         (3.8)    $   5,570       67.7
                                                 =========        =====      =========         =====     =========
Basic and diluted loss per common share
                                                 $  (25.99)                  $  (83.25)                  $   57.26       68.8
                                                 =========                   =========                   =========
EBITDA                                           $  36,872         17.0      $  33,870          15.6     $   3,002        8.9
                                                 =========        =====      =========         =====     =========



RESULTS OF OPERATIONS -- NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales in the nine months ended June 30, 1999 decreased $0.9 million to $216.9 million from $217.8 million in the nine months ended June 30, 1998. Safety Products net sales in the nine months ended June 30, 1999 decreased 1.7% to $184.8 million from $188.1 million in the nine months ended June 30, 1998 as growth in Europe and the Consumer channel was more than offset by the negative impact of foreign exchange and softness in North American industrial accounts and in some of the export countries that the Company serves. The Company has experienced the effect of lower levels of manufacturing employment and increased competitive activity, particularly in protective eyewear. The strength of the US dollar relative to many European currencies as well as to the Canadian dollar had the impact of reducing sales by approximately $0.7 million. Specialty Composites' net sales in the nine months ended June 30, 1999 increased 8.0% to $32.1 million from $29.7 million in the nine months ended June 30, 1998. The increase was primarily driven by strong demand in the trucking market.

Gross Profit. Gross Profit in the nine months ended June 30, 1999 increased 3.4% to $99.1 million from $95.8 million in the nine months ended June 30, 1998. Gross Profit as a percentage of net sales in the nine months ended June 30, 1999 increased to 45.7% as compared to 44.0% in the nine months ended June 30, 1998. This improvement in the Gross Profit percentage of net sales is primarily due to an improved mix of product sales as well as improved operational control and productivity gains in the manufacturing plants, and to a lesser extent, lower levels of depreciation.

Selling and Administrative Expenses. Selling and administrative expenses in the nine months ended June 30, 1999 decreased 1.5% to $65.4 million from $66.4 million in the nine months ended June 30, 1998. Within this decrease are increases in selling and marketing in an effort to increase awareness of the Company's brand names. The Company increased spending in selling and marketing, primarily toward promotional and advertising programs in support of new products, and also additional promotional support in existing eyewear lines in light of enhanced competitive activity. Spending in the customer service, distribution and administrative functions decreased. Administrative expenses in the three months ended June 30, 1998 included an accrual in the amount of $0.6 million for potential costs related to a patent infringement claim by Gargoyles, Inc. which was settled in the first quarter of fiscal 1999. Selling and administrative expenses as a percentage of net sales in the nine months ended June 30, 1999 decreased to 30.1% of net sales as compared to 30.5% of net sales in the nine months ended June 30, 1998.

Research and Technical Service Expenses. Research and technical service expenses in the nine months ended June 30, 1999 decreased 4.3% to $3.4 million from $3.6 million in the nine months ended June 30, 1998.

Other Charges (Income), Net. Other charges (income), net was an expense of $0.6 million for the nine months ended June 30, 1999 as compared to income of $0.3 million for the nine months ended June 30, 1998. This change was primarily a result of net foreign currency transaction losses in the nine months ended June 30, 1999 as compared to net foreign currency transaction gains in the nine months ended June 30, 1998.

Restructuring Charge. During fiscal 1998 the Company recorded a restructuring charge related to the restructuring plans announced by the Company during the fiscal year. In the nine months ended June 30, 1998 the Company recorded restructuring charges of $1.6 million.

Operating Income. Operating income improved 25.0% to $24.6 million in the nine months ended June 30, 1999 from $19.7 million in the nine months ended June 30, 1998. This improvement was due primarily to an improved mix of product sales, improved operational control and productivity gains in the manufacturing plants, lower levels of depreciation, reduced spending in selling and administrative as well as the absence of a restructuring charge in the nine months ended June 30, 1999, partially offset as a result of the change in net foreign currency transaction gains and losses. Operating income as a percentage of net sales in the nine months ended June 30, 1999 increased to 10.2% as compared to 9.0% in the nine months ended June 30, 1998.

Provision For Income Taxes. The provision for income taxes in the nine months ended June 30, 1999 was $2.2 million compared to $2.3 million in the nine months ended June 30, 1998. The Company's foreign subsidiaries have taxable income in their foreign jurisdictions, but the domestic subsidiaries have a net operating loss carryforward for income tax purposes in the U.S. In the results for the nine months ended June 30, 1999 and June 30, 1998, the Company has not recognized any of the tax benefits that will occur in future periods if there is taxable income in the U.S.

Interest Expense, Net. Interest expense, net in the nine months ended June 30, 1999 decreased 6.6% to $18.4 million from $19.7 million in the nine months ended June 30, 1998.

Net Income (Loss). For the nine months ended June 30, 1999 the Company had net income of $4.1 million as compared to a net loss of $2.3 million for the nine months ended June 30, 1998.

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


                               EBITDA CALCULATION
                            NINE MONTHS ENDED JUNE 30
                             (DOLLARS IN THOUSANDS)

                                                                           Nine Months Ended           Change
                                                                                June 30,         Favorable (Unfavorable)
                                                                         1999           1998      AMOUNT        PERCENT
                                                                        ----             ----     ------        -------
Operating Income                                                      $ 24,616      $ 19,692      $  4,924       25.0%
Add Backs:
    Depreciation                                                         7,119         8,952        (1,833)     (20.5%)
    Amortization of intangibles                                          5,088         5,130           (42)      (0.8%)
    Non-operating costs, net (1)                                            49            96           (47)     (49.0%)
                                                                      --------      --------      --------

EBITDA                                                                $ 36,872      $ 33,870      $  3,002        8.9%
                                                                      ========      ========      ========


(1) OTHER (INCOME) CHARGES, NET SUMMARY:
   Non-operating costs, net                                           $     49      $     96      $     47      (49.0%)
   Foreign transaction losses (gains)                                      529          (645)       (1,174)    (182.0%)
                                                                      --------      --------      --------
Total Other Charges (Income), Net                                     $    578      $   (549)     $ (1,127)    (205.3%)
                                                                      ========      ========      ========



EBITDA for the nine months ended June 30, 1999 increased 8.9% to $36.9 million from $33.9 million for the nine months ended June 30, 1998. This improvement was due primarily to an improved mix of product sales, improved operational control and productivity gains in the manufacturing plants, reduced spending in selling and administrative as well as the absence of a restructuring charge in the nine months ended June 30, 1999, partially offset as a result of the change in net foreign currency transaction gains and losses. EBITDA as a percentage of net sales in the nine months ended June 30, 1999 was 17.0% as compared to 15.6% in the nine months ended June 30, 1998.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts, and other hedging instruments, to mitigate the effects of changes in foreign currency rates on profitability.

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

The Company's recent conversion to a new management information system (SAP) that has been in use by a majority of the Company's operating units has brought the advantage of year 2000 compliance to the bulk of the internal systems that could potentially otherwise have material adverse impacts on the Company's operations. However, due to the nature of the Company's prescription eyewear business, it utilizes a management information system other than SAP for portions of its business needs. The non-SAP software for this business has been modified for year 2000 compliance and the implementation activity continues. It is anticipated that this project will be completed by the end of fiscal 1999.

It is expected that other remaining IT and manufacturing systems conversions will be substantially completed by the end of fiscal 1999, and at this time a contingency plan is being developed in the event these systems conversions are not completed on a timely basis. As it relates to internal E-mail and desktop hardware and software systems, the Company has begun a desktop update and standardization effort which in addition to providing efficiency tools to the global organization will also address those remaining year 2000 compliance issues that may exist in that environment. Including the remaining conversion and desktop standardization initiatives and the costs of modifying internal software for the prescription eyewear product line, the cost to achieve year 2000 compliance is anticipated to be less than $1.0 million.

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

Since the majorities of the Company's products are passive in nature and do not utilize chip technologies, it is not anticipated that product returns could materially impact the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at June 30, 1999. At June 30, 1999, the amounts outstanding on the Term Loans and the Revolving Credit Facility were approximately $108.1 million and $3.0 million, respectively.

Maturities under the Company's Term Loans are: $3.6 million for the remainder of fiscal 1999, $15.5 million in fiscal 2000, $20.1 million in fiscal 2001, $36.7 million in fiscal 2002, and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the nine months ended June 30, 1999 totaled $19.7 million as compared to $16.9 million for the nine months ended June 30, 1998. The increase was due primarily to the improvement in net income (loss) which was partially offset by reduced depreciation and the Company's net changes in assets and liabilities.

Net cash used by investing activities was $5.0 million for the nine months ended June 30, 1999 as compared to $4.1 million for the nine months ended June 30, 1998. The increase in net cash used by investing activities is attributed to a higher level of capital expenditures in the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998.

Net cash used by financing activities for the three months ended June 30, 1999 was $15.4 million as the Company made net revolver payments of $5.0 million, made scheduled principal repayments on the Term Loans for $9.2 million, and reduced external long term debt by retiring a higher interest revenue bond for $1.0 million. Net cash used by financing activities for the nine months ended June 30, 1998 was $12.9 million as the Company made net revolver payments of $5.2 million and made scheduled principal repayments on the Term Loans for $7.5 million.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company expects that sales and profitability in the fourth quarter of fiscal 1999 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

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



Date: July 30 , 1999               AEARO CORPORATION

                                   /s/ Bryan J. Carey

                                   ------------------------------------------
                                   Bryan J. Carey Vice President, Chief
                                   Financial Officer, Treasurer and Assistant
                                   Secretary

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
--------                            -----------

27.1                           Financial Data Schedule