Form 10-K405
period 1999-09-30
AEARO CORP
filed 1999-12-29
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 33-96190

                                AEARO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           --------------------------

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

                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of December 1, 1999, all voting stock of the Registrant was held by affiliates of the Registrant.

        The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 15, 1999 was 102,537.5.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I

       Item 1.  Business                                                                                          2
       Item 2.  Properties                                                                                        9
       Item 3.  Legal Proceedings                                                                                10
       Item 4.  Submission of Matters to a Vote of Security Holders                                              10

PART II

       Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                            11
       Item 6.  Selected Financial Data                                                                          11
       Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations            14
       Item 7A. Market Risk Disclosure                                                                           21
       Item 8.  Financial Statements and Supplementary Data                                                      22
       Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             45

PART III

       Item 10. Directors and Executive Officers                                                                 46
       Item 11. Executive Compensation                                                                           49
       Item 12. Security Ownership of Certain Beneficial Owners and Management                                   53
       Item 13. Certain Relationships and Related Transactions                                                   54

PART IV

       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 57

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Aearo Corporation, a Delaware corporation ("Aearo"), and its direct wholly-owned subsidiary, Aearo Company I, doing business as Aearo Company, a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide. PPE encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, ear muffs and earplugs, respirators, hard hats, gloves, safety clothing and safety shoes. The Company manufactures and sells hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names:
AOSafety(R), E-A-R(R), and Peltor(R). The Company attributes its leading market positions to:

        -       Strong, well-recognized brand names

        -       A reputation for providing innovative, quality products

        - Intensive coverage of multiple distribution channels targeting a wide array of end-users

        -       One of the industry's broadest product offerings, and

        -       A commitment to providing the highest level of customer service

The Company also manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. These products are marketed under its brand name E-A-R(R) Specialty Composites.

Aearo derives all of its operating income and cash flow from the Subsidiary, and its only material assets are the shares of common stock of the Subsidiary that Aearo owns. Other than its ownership of the Subsidiary and its guarantee of the indebtedness of the Subsidiary, Aearo has no business or operations. Aearo was incorporated in the state of Delaware in June 1995. Detailed information with respect to the Company's segment reporting is presented in Note 15 of Notes to Consolidated Financial Statements of Aearo Corporation contained in Item 8 hereof.

RECENT DEVELOPMENTS

On October 28, 1999, the Company acquired Ontario, Canada based Norhammer Limited for approximately Canadian $5.5 million. Norhammer is a market leader in the earmuff and communication headset segments in Canada and has been in operation for more than two decades. It has been the exclusive distributor of the Company's Peltor(R) brand products in Canada and had annual sales of Canadian $6.2 million in its last fiscal year. Norhammer specializes in adapting Peltor(R) products for the U.S. and Canada, by linking these products to two-way radios (made by such companies as Nokia and Motorola). Norhammer also provides after-sales service. Norhammer will be operated within the Safety Products segment of the Company.

On August 2, 1999, the Company acquired Safety Optical, Inc. of Athens, Tennessee for approximately $3.7 million. Safety Optical is the fifth largest prescription safety eyewear manufacturer in the U.S. with revenues of approximately $4.5 million and has a history of growth in sales and profitability. Safety Optical will be operated within the Safety Prescription Eyewear segment of the Company.

SEGMENTS

The Company operates three business segments. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names: AOSafety(R), E-A-R(R), and Peltor(R). The Safety Products segment accounted for approximately 73% of the Company's net sales in fiscal 1999.

The Safety Prescription Eyewear ("SRx") segment manufactures and sells products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Safety Prescription Eyewear segment accounted for approximately 12% of the Company's net sales in fiscal 1999.

The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. Specific product applications for such materials include noise-reducing and vibration-damping matting used in under hood and cab treatments of transportation equipment such as Class 8 heavy truck, shock protection parts for electronic devices such as computer disk drives, servers, and durable energy-absorbent and cushioning foams used in footwear. Specialty Composites also produces specially formulated foam used in the manufacture of the Safety Products segment's polyvinylchloride ("PVC") earplugs. Specialty Composites accounted for approximately 15% of the Company's net sales in fiscal 1999.

        PRODUCTS - SAFETY PRODUCTS SEGMENT

Within Safety Products, the Company classifies its products in five main categories: hearing protection and communication headsets; eyewear; face and head protection; respiratory protection; and other protection products.

HEARING PROTECTION. The Company's hearing protection products primarily consist of disposable earplugs, reusable earplugs, and ear muffs. The Company has been a leader in hearing conservation research and development since 1972, when it first introduced the PVC disposable earplug. Today, this product is known as the "Classic" (R) and its color yellow is a registered trademark of the Company in the United States and Canada. This product is designed to be "rolled down" or compressed before being inserted into the ear, and, as a result of its unique slow recovery characteristics, the plug slowly expands (or "recovers") to fill the ear canal and provide the desired protection. The Company's PVC earplugs are available corded and uncorded and in a variety of packaging options. The Company also produces versions of the PVC plug for many of the international airlines for inclusion in their amenity kits. In addition the Company manufactures a full line of polyurethane earplugs, including its E-Z-Fit(R), TaperFit(R), E-A-Rsoft(TM), Yellow Neons(TM), and E-A-Rsoft(TM) Yellow Neon Blasts(TM) products. These products serve the same disposable earplug category, but the PVC earplugs have historically led the market.

In the reusable earplug segment of the market, the Company offers its patented UltraFit(R) product, and the E-A-R(R) Express(TM), a patented product, which features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. The Company also offers the "Flex"(TM) line of "semi-aural" banded products, designed for intermittent use. These products feature articulating arms which allows for use in multiple positions and for easy storage around the neck.

The Company sells a full range of ear muffs. Through its Peltor AB subsidiary ("Peltor") acquired on May 30, 1996, the Company manufactures, assembles and sells a broad line of ear muffs and communication headsets. The Company is a leader in providing noise attenuating headsets and wireless and hardwire communication headsets. These products serve a variety of end user markets where protection from harmful high and low frequency noise is sought or the need for easy communication in noisy or remote environment exists, such as in the construction, heavy machinery, airport, forestry, textile and mining industries. The Company also offers auditory systems products, which are sold to audiologists and are used in the testing of hearing.

EYE PROTECTION. Non-prescription eye and face protection is used in work environments where a number of hazards present a danger to the eyes and face, including dust, flying particles, metal fragments, chemicals, extreme glare and radiation. The Company offers a large number of task-specific non-prescription safety eyewear products. The basic categories of non-prescription eyewear protection are non-prescription safety (or "plano") eyewear and goggles:

        - Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and includes a wide range of products from disposable visitor safety spectacles to several lines of fashionable, reusable safety eyewear available in different colors and with a variety of applications. As part of the continuing product development efforts the Company recently introduced its unique Lexa(R) and Fectoids(R) safety eyewear products which feature a patented contoured lens which wraps around the wearer's face, improving peripheral vision, and eliminating the need for separate side shields.

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

FACE AND HEAD PROTECTION. Face and head protection is used in work environments where a number of hazards present a danger to the eyes, face and head, including dust, flying particles, metal fragments, chemicals, extreme glare, radiation and items dropped from above. The basic categories of face and head protection are faceshields and hard hats:

        - Faceshields. Faceshields are designed to protect against heat, splash and flying particles and are worn in conjunction with other protective equipment, such as plano eyewear and respirators. The patented AO TuffMaster(R) line of faceshields is one of the leading brands in the market.

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

OTHER PROTECTION PRODUCTS. The acquisition of Eastern Safety Equipment Co., Inc. ("Eastern") on January 3, 1996 added first aid kits as a new product category for the Company while also increasing the Company's presence in the Consumer/Do-It-Yourself(DIY) market. First aid kits are either for general use or for industrial or commercial uses. Additional products in this group include safety vests and safety cones.

        PRODUCTS - SAFETY PRESCRIPTION EYEWEAR SEGMENT

The Company's safety prescription eyewear ("SRx") products are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end users's prescription, and then assembles the glasses using the end user's choice of frame. The Company views its ability to provide individual attention to each patient through Company-employed, as well as independently contracted, eye care professionals, as an essential part of its SRx business.

        PRODUCTS - SPECIALTY COMPOSITES SEGMENT

The Company's Specialty Composites segment manufactures a wide array of impact-resistant, shock and energy-absorbing materials for a variety of applications employing a wide range of technologies, manufacturing processes and applications know-how. Specialty Composites also produces the specially formulated foam used in the manufacture of Safety Products' PVC earplugs. The principal strengths of Specialty Composites are its specialized polyurethane formulations, its thin-sheet casting capability, its composite technologies and its applications and materials engineering. These strengths allow the Company to manufacture in a single process, high value-added composites using casting, extrusion and molding processes.

Specialty Composites' products fall into three broad categories: barriers and absorbers for airborne noise control; damping and isolation products for vibration and shock control; and energy control products for shock and comfort management. The Company's products include: Isolos(R) LS polyurethane high density cellular foams, which are manufactured by three production lines in a variety of thicknesses, widths, colors and densities for reduction of excessive vibration, noise and shock control and high resilience cushioning and sealing applications; the Confor(R) heavily damped viscoelastic foam for ergonomic cushioning applications; the Tufcote polyurethane and PVC thin sheet foams for acoustical, absorption and noise control applications; and the Isodamp(R) PVC foams for mechanical vibration reduction and noise and shock control.

Specialty Composites' products are sold into three markets: transportation; health-related; and original equipment manufacturers ("OEM") in industrial applications such as electronics and industrial equipment.

       TRANSPORTATION MARKET. Specialty Composites' products are incorporated into heavy trucks, automobiles, yachts, aircrafts, buses, leisure vehicles and defense, farm and construction equipment in order to control noise and vibration. For example, the Company supplies durable acoustical foams and barriers that control sound and help meet noise standards for Class 8 heavy trucks. The Company also provides complete noise and vibration control packages for high-end yachts in order to contain engine room noise and to soundproof passenger quarters. Specialty Composites applications also exist with respect to executive and commuter aircraft, where relatively thin, lightweight, multi-function damping composites efficiently control sound and vibration.

       HEALTH-RELATED MARKET. Applications for the energy-absorbing characteristics of Specialty Composites' products, particularly its line of temperature-reactive foams, have been growing in the health-related segment. Such materials enhance physical protection and improve comfort in many devices including orthopedic mattress and pillows, leg braces, orthotic devices, surgical pillows, wheelchair cushions, bicycle helmets, keyboard wrist supports and occupational seating.

       OEM MARKET. The Company produces an extensive assortment of polyurethane and PVC die-cut and molded parts for vibration isolation and damping and for shock protection and noise control in a wide range of other products, including precision equipment and industrial machinery, computer disk drives, pagers, industrial compressors and generator sets.

SALES AND MARKETING

The Company divides its sales force into its three business segments, as follows:

        SALES AND MARKETING - SAFETY PRODUCTS SEGMENT

Within Safety Products, sales are managed through four channels: North American Industrial Distribution; Consumer/Do-It-Yourself ("DIY"); Europe; and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategies. In addition, through the acquisition of Peltor, the Company has significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications ear muff market.

        - North American Industrial Distribution. This is the largest sales channel for Safety Products and includes approximately 200 Dialog(TM) industrial distributors and approximately 160 industrial dealers in the U.S., Canada and Mexico. Participation in the Dialog(TM) program requires minimum purchase levels while encouraging support across the full product line, in return for rebates based on growth and volume as well as preferred treatment regarding shipping terms, new products, field sales support, and cooperative advertising. The Company also offers Dialog(TM) distributors financial incentives for establishing electronic order entry/invoicing interfaces with the Company and for developing marketing programs which promote the Company's products.

        - Consumer/DIY. The Company is the leading supplier of safety products to the consumer/DIY market and is the primary supplier to such leading retailers as ACE, Home Depot, Lowe's, Wal-Mart and Tru-Serv. The Company offers its AOSafety(R) brand of industrial grade products in consumer packaging.

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

        SALES AND MARKETING - SAFETY PRESCRIPTION EYEWEAR SEGMENT (SRX)

Approximately 90% of the Company's safety prescription eyewear is sold directly to more than 15,000 industrial locations, including a majority of the industrial companies in the Fortune 500. The remainder of the Company's SRx products are sold through the industrial distribution channel and direct to eye care professionals. In most states, current laws require that prescription eyewear be dispensed to the user by a licensed eye care professional, traditionally a local optician. To ensure quality service to it is customers the Company also employs its own licensed opticians.


SALES AND MARKETING - SPECIALTY COMPOSITES SEGMENT

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

RESEARCH AND DEVELOPMENT

        RESEARCH AND DEVELOPMENT - SAFETY PRODUCTS SEGMENT.

The Company believes that its research and development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, the Company's ultimate predecessor, the former E-A-R(R) (Energy Absorbing Resins) Division of Cabot Corporation ("Cabot"), has been a leader in the development of technology for understanding and measuring noise and hearing loss and in developing products and programs to encourage hearing conservation. In order to test the efficacy of its hearing protection products, the Company owns and operates a National Voluntary Laboratory Accreditation Program ("NVLAP") laboratory in the United States which is accredited for testing the efficacy of hearing protection products. The Company also operates sound chambers and testing facilities that measure the performance of its materials and designs. Similarly, the Company believes that it has been a pioneer and leader in the development and testing of safety eyewear and maintains extensive facilities for the design and testing of safety eyewear. The research and development personnel of the Company include recognized experts in the safety products industry.

        RESEARCH AND DEVELOPMENT - SAFETY PRESCRIPTION EYEWEAR SEGMENT

This segment shares some of the expertise within the Safety Products Segment and works extensively with outside suppliers for development of frames, lenses and coatings.

        RESEARCH AND DEVELOPMENT - SPECIALTY COMPOSITES SEGMENT

The research and development efforts of Specialty Composites focus on developing proprietary materials and enhancing existing products in order to meet customer needs identified by the Company's sales and technical staff. Products such as the Isolos(R) LS polyurethane high density cellular foams and the Confor(R) heavily damped viscoelastic foam are being introduced in a growing number of applications across all markets served by Specialty Composites.

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

MANUFACTURING AND DISTRIBUTION OPERATIONS

The Company maintains a high degree of vertical integration, allowing it to manufacture over 90% of the products that it sells. The Company's strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites' products (including the foam used in the manufacture of PVC earplugs); high speed assembly and packaging of earplugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. Consistent across all of the Company's manufacturing operations is an emphasis on producing high quality products. Currently, all of the Company's manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

The Company's products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to the Company's business.

        MANUFACTURING AND DISTRIBUTION OPERATIONS - SAFETY PRODUCTS SEGMENT

The Company's Indianapolis, Indiana plant is the largest earplug manufacturing facility in the world. It fabricates, molds and packages hundreds of millions of pairs of earplugs annually, utilizing automated, high-speed assembly and packaging equipment. Because the economies of scale present in this operation are unique in the hearing protection products industry, management believes that they offer the Company a competitive advantage of lower costs within the production process. The plant's high-speed robotic fabrication, assembly and packaging of earplugs facilitate cost-saving, high-volume production and improve cycle time and inventory management. The Southbridge, Massachusetts facility is the Company's largest manufacturing site and manufactures a wide variety of Personnel Protection Equipment. These manufactured safety products include respiratory, plug and muff type hearing, head and face, and a broad offering of safety eyewear protection. The Southbridge operation has implemented a number of World Class Manufacturing initiatives resulting in significant improvements in the areas of Safety, Quality, Cost, and Customer Service.

The Company's principal international manufacturing operations are located in Poynton, England; Varnamo, Sweden; and Ettlingen, Germany. The Poynton facility serves customers in Western Europe, producing and packaging earplugs and other hearing and eyewear products. The Varnamo, Sweden plant is the principal Peltor manufacturing location; finished goods and components are shipped to customers and other subsidiaries from this location. Certain of these products are received in the Ettlingen, Germany plant that provides an assembly operation for the components and a stocking facility for finished goods for shipment to customers.

The Company fills virtually all of its domestic and certain of its international orders through its state-of-the-art distribution center located in Indianapolis, Indiana which has efficient bar-coding and scanning capabilities to assure rapid turn-around time and service levels for customer orders.

        MANUFACTURING AND DISTRIBUTION OPERATIONS - SAFETY PRESCRIPTION EYEWEAR SEGMENT

The SRx production operations are comprised of three U.S. facilities, including the newly acquired lab in Athens, Tennessee. In Canada, the Mississauga, Ontario plant fabricates prescription eyewear and, together with a small prescription eyewear laboratory in Montreal, produces SRx products for the Canadian market. In Poynton, England the Company has an SRx laboratory that serves primarily the U.K. market. These facilities possess lens surfacing, edging and grinding machinery capable of handling glass, plastic and polycarbonate lenses. These are then fitted into frames and the finished jobs are shipped to customers. These facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually.

        MANUFACTURING AND DISTRIBUTION OPERATIONS - SPECIALTY COMPOSITES SEGMENT

Specialty Composites' products are manufactured in Indianapolis, Indiana and Newark, Delaware. The Indianapolis plant, which supplies specially formulated foam for the Company's PVC earplugs, manufactures and fabricates sheet and roll PVC and polyurethane materials and molds polyurethane foams and solids. This facility also houses applications engineering, research and development, quality assurance and customer service support. The Newark, Delaware facility manufacturers polyurethane foams and films and houses the Company's new proprietary, thinsheet foam casting line, which will permit the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line.

COMPETITION AND THE PERSONAL PROTECTION EQUIPMENT MARKET

A 1998 industry study prepared by Frost & Sullivan estimates that the size of the U.S. segment of the PPE market in which the Company competes (which excludes safety clothing, gloves and shoes) was approximately $1.3 billion in 1997. Management estimates annual sales outside the United States for the segment of the PPE market in which the Company competes were in excess of $1.2 billion in 1997.

The PPE market is fragmented and highly competitive as a large number of relatively small, independent manufacturers with limited product lines serve the PPE. The Company estimates that there are more than 500 manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. The Company believes that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service and brand name recognition and, to a lesser extent, price. From a positive competitive standpoint, the Company believes it is well situated, primarily because of its large size and its broad product offerings, to compete in a fragmented industry. The Company enjoys certain economies of scale which are not available to smaller competitors. Many of the

Company's customers, particularly in the growing consumer/DIY channel, prefer the type of "one stop shopping" that the Company can provide. The Company's advanced distribution center further facilitates timely and accurate deliveries.

The specialty composites industry is highly competitive, and participants compete on the basis of being able to provide cost-effective solutions to the noise, shock and vibration problems of OEMs.

EMPLOYEES

As of September 30, 1999, the Company had 1,728 employees, of whom 1,139 were primarily engaged in manufacturing, 405 in sales, marketing and distribution, 64 in research and development and 120 in general and administrative. The Company believes its employee relations are good. The Company has one facility that employs union members. This facility, located in Plymouth, Indiana, employs 38 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 80 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 26, 2001.

PATENTS AND TRADEMARKS

The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. The Company values particularly highly its trademark for the color yellow for earplugs in the United States and Canada and places significant value on its overall patent portfolio. However, no single patent or patent application is material to the Company. The Company's patents expire at various times over the next 17 to 20 years.

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

                                                         APPROXIMATE
LOCATION                                                 SQUARE FEET       FUNCTION
--------                                                 -----------       --------
SAFETY PRODUCTS

Southbridge,                                                  295,000      Manufacturing/Administration
Massachusetts................................

Indianapolis, Indiana                                         220,564      Distribution/Customer Service
(1)..........................................

Indianapolis, Indiana........................                  81,540      Manufacturing/Corporate Headquarters
Poynton, England                                               56,530      Manufacturing/Distribution/Customer Service
(2)..........................................


Varnamo, Sweden..............................                 125,595      Manufacturing/Distribution/Customer Service

Ettlingen, Germany...........................                  45,000      Manufacturing/Distribution/Customer Service

Bognor Regis, England........................                   2,700      Customer Service

Paris, France................................                   1,894      Sales Office

Gravenhurst, Ontario, Canada.................                   7,500      Manufacturing/Distribution/Customer Service

Barcelona, Spain.............................                     (*)      Sales Office

Milan, Italy.................................                     (*)      Sales Office

SAFETY PRESCRIPTION EYEWEAR

Chickasha, Oklahoma..........................                  15,000      Manufacturing/Customer Service

Plymouth, Indiana............................                  10,224      Manufacturing/Customer Service

Athens, Tennessee............................                  28,000      Manufacturing/Customer Service

Mississauga, Ontario, Canada.................                  28,850      Manufacturing/Customer Service

Montreal, Quebec, Canada.....................                   1,800      Manufacturing/Customer Service


SPECIALTY COMPOSITES

Indianapolis, Indiana........................                 156,000      Manufacturing/Distribution

Newark, Delaware.............................                 157,300      Manufacturing/Distribution

---------------------

(1) This facility also serves as an international distribution center and central packaging operation with respect to certain of the Company's products.

(2) This facility's primary function is manufacturing safety products. However, the facility has a small prescription safety eyewear lab as well.

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

ITEM 3.  LEGAL PROCEEDINGS

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after July 11, 1995 (the date of the Company's formation) whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims.

During fiscal 1997 the Company received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids(R)) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. On October 22, 1998, the Company announced that it had entered into a settlement agreement with Gargoyles, Inc. Under the terms of the settlement, in which the Company expressly denies any liability in the lawsuit, the Company will continue to manufacture its Fectoids(R) line of eyewear for sale into safety eyewear markets. The Company also will have the right to sell into such markets other lines of safety eyewear that Gargoyles contended infringe its patents. The Company agreed to pay Gargoyles $1.2 million in exchange for a release of all claims relating to Gargoyles' patents and for uncontested rights to continue manufacturing and selling its Fectoids(R) and other lines of eyewear.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 1999, the Company held a special meeting of stockholders. The stockholders approved the selection of Arthur Andersen LLP as the Company's independent public accountants with a total of 102,337.5 votes in favor and 250 abstention votes. The stockholders voted to elect the following directors for the fiscal year ending September 30, 2000 with a total of 102,337.5 votes in favor of each director and 250 abstention votes for each director: Norman W. Alpert, Bryan P. Marsal, John D. Curtin, Margaret J. Hanratty, William E. Kassling, Michael A. McLain, Arthur J. Nagle, Daniel S. O'Connell and Robert Rothberg.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 15, 1999 there were outstanding 105,537.5 shares of common stock, par value $0.01 per share, of Aearo ("Aearo Common Stock"). All of the Aearo Common Stock is held, collectively, by Vestar Equity Partners, L.P. (together with certain related persons, "Vestar"), Cabot Corporation ("Cabot") and management. In July 1995, Vestar, Cabot and management effected through the Company the acquisition of substantially all of the assets and certain liabilities of Cabot CSC Corporation ("Old Cabot Safety Corporation"), a wholly-owned subsidiary of Cabot, and certain of its affiliates (the "Formation Acquisition") for $206.1 million. To finance the Formation Acquisition, the Company incurred $47.5 million of senior secured debt ("Senior Bank Facilities") sold $100 million of 12 1/2% senior subordinated notes due 2005 (the "Senior Subordinated Notes"), issued to Vestar and Cabot an aggregate of $45 million of 12 1/2% redeemable preferred stock (the "Aearo Preferred Stock"), and issued to Vestar, Cabot and certain members of management and key employees of the Company (collectively the "Management Investors") an aggregate of 100,000 shares of Aearo Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." All of the common stock of the Subsidiary is owned by Aearo, and thus no trading market exists for such stock. Accordingly, no trading market exists for any capital stock of the Company.

Aearo has never paid cash dividends in the Aearo Common Stock. Payment of dividends on the Aearo Common Stock is limited by the terms of the Company's Senior Bank Facilities and Senior Notes. See Note 7 to the Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA

The selected income statement data for the period ended July 11, 1995 are derived from the combined financial statements of Cabot Safety Corporation, which have been audited by Arthur Andersen LLP, independent public accountants. The balance sheet data for July 11, 1995 is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. The selected historical financial data as of and for the period ended September 30, 1995 and as of and for the years ended September 30, 1996, 1997, 1998 and 1999 are derived from the consolidated financial statements of Aearo Corporation and were also audited by Arthur Andersen LLP. The data should be read in conjunction with the combined and consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                AEARO CORPORATION

                             SELECTED FINANCIAL DATA
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                        PREDECESSOR
                                          COMPANY                                  SUCCESSOR COMPANY
---------------------------------------------------------------------------------------------------------------------------------
                                        PERIOD ENDED     PERIOD ENDED
                                          JULY 11,       SEPTEMBER 30,                  YEAR ENDED SEPTEMBER 30,
                                            1995             1995           1996           1997           1998              1999
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net Sales --
    Safety Products .................    $  129.6        $    40.0        $   205.2      $   249.6     $   216.5        $   212.1
    Safety Prescription Eyewear .....                                                                       36.4             35.5
    Specialty Composites ............        25.1              7.9             38.3           36.2          39.6             42.8
                                        -----------------------------------------------------------------------------------------
       Total net sales ..............       154.7             47.9            243.5          285.8         292.5            290.4
Cost of Sales .......................        87.7             29.3(2)         133.6(4)       163.5         163.9            157.5
                                        -----------------------------------------------------------------------------------------
    Gross profit ....................        67.0             18.6            109.9          122.3         128.6            132.9
Operating Expenses --
    Selling and inistrative .........        47.1(1)          13.1             73.6(5)        87.0          88.9             86.0
    Research and technical service ..         2.3              0.6              3.2            5.1           4.7              4.7
    Amortization expense (3) ........         4.3              0.8              5.6            7.0           6.8              6.8
    Other charges (income), net .....        (0.2)             0.1              0.3            2.5          (0.3)             0.8
    Restructuring charge ............          --               --               --             --          11.6(8)            --
                                        -----------------------------------------------------------------------------------------
       Operating Income .............        13.5              4.0             27.2           20.7          16.9             34.6
       Interest expense, net (3) ....         5.7              4.1             20.7           26.7          26.1             24.3
                                        -----------------------------------------------------------------------------------------
       Income (loss) before income
       taxes ........................         7.8             (0.1)             6.5           (6.0)         (9.2)            10.3
    Provision for income taxes ......         3.0              0.5              4.3            0.9           2.2              3.2
                                        -----------------------------------------------------------------------------------------
Net income (loss) ...................    $    4.8        $    (0.6)       $     2.2      $    (6.9)    $   (11.4)       $     7.1
                                        =========================================================================================

Preferred stock dividend accrued ....                          1.3              6.2            7.1           8.1              9.1

Net loss applicable to common
shareholders ........................                         (1.9)            (4.1)         (14.0)        (19.5)            (2.1)

Net loss per common share ...........                    $   (18.67)      $   (40.58)    $  (142.77)   $  (195.60)      $   (20.35)

OTHER DATA:

EBITDA (6) ..........................    $   22.9        $     6.1        $    39.7      $    37.8     $    47.1        $    51.0

Depreciation and amortization (3) ...         9.2              2.1             13.9           18.6          20.3             18.3

Capital expenditures ................        10.4              2.7              9.2            8.9           5.8              8.4
Ratio of earnings to fixed
charges (7) .........................         2.2               -               1.3             -             -               1.4

BALANCE SHEET DATA (AT
PERIOD-END):

Total assets ........................    $  177.5        $   218.3        $   338.6      $   314.1     $   293.0        $   282.3
Long-term debt (including
current portion) ....................        78.4            152.3            250.3          244.7         233.2            214.8
Stockholders' equity ................        40.1             32.0             35.0           23.1          11.1             16.5

NOTES TO SELECTED FINANCIAL DATA:

(1) The period ended July 11, 1995, includes a $1.1 million charge related to termination of the Old Cabot Safety Corporation stock option plan and a $0.8 million charge related to a provision for potential value-added tax penalties by the Company's French subsidiary.

(2) The period ended September 30, 1995, includes a $3.6 million charge related to allocation of purchase price to inventory.

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

(6) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion. EBITDA presented for fiscal 1998 is excluding restructuring charges of $11.6 million recorded during fiscal 1998

(7) Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs) and a portion of rental expense assumed to represent interest. Earnings for the period ended September 30, 1995 and the years ended September 30, 1997 and 1998 were inadequate to cover fixed charges by $0.2 million, $6.0 million, and $9.2 million, respectively.

(8) During fiscal 1998 the Company took a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during the fiscal year. On February 3, 1998, the Company announced the appointment of Michael A. McLain as President and Chief Executive Officer and on March 25, 1998 the Company announced plans to close the Boston headquarters and relocate it to Indianapolis, Indiana, where the Company has substantial operations. In addition, on September 30, 1998 the Company announced plans to improve profitability through complexity reduction and restructuring (See Note 16 of Notes to Consolidated Financial Statements).

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

GENERAL

In the latter part of fiscal 1996, the Company undertook efforts to implement a new management information system, integrate the Peltor and Eastern acquisitions that were acquired earlier in that year, and change the manufacturing orientation at its Southbridge, Massachusetts facility towards cellular manufacturing. Difficulties associated with the systems conversion as well as the other initiatives resulted in problems with production planning and control, shipping and distribution, and overall customer service. Throughout most of fiscal 1997 the Company spent significant sums in order to mitigate the effects of these problems on its customer base. As the year progressed, the Company realized improvements in service levels as well as a return towards historic levels of profitability.

During fiscal year 1998 the Company continued to realize these improvements and experienced four successive quarters of operating profitability improvements, excluding the $11.6 million restructuring charge and $0.5 million of personnel relocation costs associated with the move of the corporate headquarters from Boston, MA to Indianapolis, IN, as compared with the same quarters of the prior year. A new management team was installed, starting with the appointment of Michael A. McLain as President and Chief Executive Officer on February 3, 1998. Greater utilization of the new management information system allowed the Company to realize additional operating improvements. To further accelerate the operational benefits of the new management information system, the Company completed a major update of its SAP management information system to version 3.1H in November, 1998.

During fiscal year 1999 the Company implemented the restructuring plan announced on Sept. 30, 1999.

1. The Company reorganized into strategic business segments. The reportable segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. This change was made to allow greater management attention and focus.

2. The Company rationalized its product line in Safety Products, discontinuing over 50% of low volume, low margin stock keeping units. It consolidated its product offering to retail customers like Home Depot, Lowe's, ACE, etc. under the AOSafety(R) brand name and introduced improved packaging and new graphics at the same time. This rationalization has contributed to manufacturing efficiencies.

3. In the Safety Prescription Eyewear segment the company consolidated it customer service and distribution operations.

In addition, there has been continued productivity improvements in purchasing, logistics and manufacturing. These, along with the restructuring efforts, have resulted in significant improvements in gross margin verses the previous year.

A part of the savings was re-invested in selling and marketing to build brand equity and introduce new and innovative products. These included E-A-Rsoft(TM) Yellow Neons(TM), and E-A-Rsoft(TM) Neon Blasts(TM) earplugs, Rave safety eyewear, new safety prescription eyewear frames and several new Peltor(R) communication products. Lexa, introduced in 1998, has shown very positive growth.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Company's consolidated statements of operations expressed as a percentage of net sales.

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                       1997               1998                1999
                                                                       -------------------------------------------
Net sales:.............................................
Safety Products........................................                 87.3  %            74.1   %           73.1   %
Safety Prescription Eyewear                                                                12.4               12.2
Specialty Composites...................................                 12.7               13.5               14.7
                                                             ---------------------------------------------------------
Total net sales........................................                100.0              100.0 (1)          100.0 (1)
Cost of sales..........................................                 57.2               56.0               54.2
                                                             ---------------------------------------------------------
Gross profit...........................................                 42.8               44.0               45.8
Selling and administrative.............................                 30.4               30.4               29.7
Research and technical services........................                  1.8                1.6                1.6
Amortization expense...................................                  2.5                2.3                2.3
Other charges (income), net............................                  0.9              (0.1)                0.3
Restructuring charge...................................                   --                4.0                 --
                                                             ---------------------------------------------------------
Operating income.......................................                  7.2  %             5.8   %           11.9   %
                                                             =========================================================


(1) Effective October 1, 1998 the Company reorganized its financial reporting into the three reportable segments of Safety Products, Safety Prescription Eyewear and Specialty Composites. Fiscal year 1998 was restated to conform to the fiscal year 1999 reporting but fiscal year 1997 was not due to the cost required to restate.


FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES. Net sales in the year ended September 30, 1999 decreased 0.7% to $290.4 million from $292.5 million in the year ended September 30, 1998. The Safety Products segment net sales in the year ended September 30, 1999 decreased $4.4 million to $212.1 million from $216.5 million, or 2.0%. Higher sales in Europe and to Consumer customers in North America were offset by the effects of product rationalization, increased competitive activity in the eyewear product line earlier in the year, the effects of a stronger US dollar, and decline in business with customers in Asia. The effect of the stronger U.S. dollar as compared to the European and Canadian currencies, was to decrease sales by approximately $1.3 million. The Safety Prescription Eyewear segment net sales in the year ended September 30, 1999 decreased 2.4% to $35.5 million from $36.4 million in the year ended September 30, 1998. The Safety Prescription Eyewear segment net sales for the year ended September 30, 1999 included $0.7 million of sales from Safety Optical that was acquired in August 1999. The Specialty Composites segment net sales in the year ended September 30, 1999 increased $3.2 million to $42.8 million from $39.6 million, or 8.2%. Increased sales were due to continued growth in sales of engineered products to the general aviation and precision equipment markets.

GROSS PROFIT. Gross profit in the year ended September 30, 1999 increased 3.3% to $132.9 million from $128.6 million in the year ended September 30, 1998. Gross profit as a percentage of net sales in the year ended September 30, 1999 was 45.8% as compared to 44.0% in the year ended September 30, 1998. The continued productivity improvements in purchasing and manufacturing, especially in the manufacturing of the eyewear product line were the primary factors behind a strong improvement in gross profit performance as compared to the previous year. Product rationalization as a result of the restructuring plan announced during fiscal year 1998 also contributed to efficiencies in operations due to reduced complexity.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 1999 decreased 3.3% to $86.0 million from $88.9 million in the year ended September 30, 1998. Within this decrease is an increase of $5.0 million in selling and marketing expenses as part of the Company's campaign to build brand awareness and loyalty by more strongly promoting its global brands. Customer service and distribution expenses decreased as the Company realized headcount and overhead reductions in the Safety Prescription Eyewear segment through consolidations of these activities, and achieved productivity improvements within the Safety Products segment's international distribution facility in Indianapolis, Indiana. Administrative costs were lower due to decreased headcount as a result of the restructuring plan announced during fiscal year 1998. In addition, fiscal year 1998 expenses were higher due to the costs related to a patent infringement claim by Gargoyles, Inc., which was settled October 22, 1998, as well as $0.5 million of personnel relocation costs associated with the move of the corporate headquarters from Boston, MA to Indianapolis, IN. Selling and administrative expenses as a percentage of net sales in the year ended September 30, 1999 were 29.7% of net sales, compared to 30.4% in the year ended September 30, 1998.

OTHER CHARGES (INCOME), NET. Other Charges (Income), Net was an expense of $0.8 million for the year ended September 30, 1999 as compared to income of $0.3 million for the year ended September 30, 1998. This change was primarily a result of foreign currency transaction losses in the year ended September 30, 1999, as compared to foreign currency transaction gains in the year ended September 30, 1998.

RESTRUCTURING CHARGE. During fiscal 1998 the Company recorded a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during that fiscal year. The restructuring included changes in senior management personnel, relocation of the Company headquarters from Boston to Indianapolis, and initiatives to improve profitability through complexity reduction and product line focus. The Company eliminated certain product offerings in its Eyewear and Respiratory product lines, reduced head count in its North American operations, and consolidated the branding in its Consumer product line. For the year ended September 30, 1999, no restructuring charge was recorded.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income excluding the restructuring charge, increased $6.1 million or 21.5% in the year ended September 30, 1999 from $16.9 million in the year ended September 30, 1998. Operating income as a percentage of net sales in the year ended September 30, 1999 was 11.9% as compared to 5.8% in the year ended September 30, 1998.

INTEREST EXPENSE, NET. Interest expense, net in the year ended September 30, 1999 decreased 7.0% to $24.3 million from $26.2 million in the year ended September 30, 1998. The decrease is attributed to lower average borrowings and a lower weighted average interest rate in the year ended September 30, 1999 as compared to the year ended September 30, 1998.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes, excluding the restructuring charge, increased $8.0 million in the year ended September 30, 1999 to income of $10.3 million compared to income of $2.3 million in the year ended September 30, 1998 due to the improved operating income and lower interest expense.

PROVISION FOR INCOME TAXES. The provision for income taxes in the year ended September 30, 1999 was $3.2 million compared to $2.2 million in the year ended September 30, 1998.

NET (LOSS) INCOME. For the year ended September 30, 1999, the Company had net income of $7.1 million as compared to a net loss of $11.4 million for the year ended September 30, 1998.

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

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)


                                                                          Year Ended                  Change
                                                                        September 30,          Favorable   (Unfavorable)
                                                                       1999        1998          Amount       Percent
                                                                   -----------------------------------------------------
Operating Income (1)                                                   $ 34,619    $ 28,495      $  6,124       21.5%
Add Backs:
    Depreciation                                                          9,399      11,537       (2,138)     (18.5%)
    Amortization of Intangibles                                           6,793       6,833          (40)      (0.6%)
    Non-operating Costs (Income)                                            190         281          (91)     (32.4%)
                                                                   ---------------------------------------------------

EBITDA                                                                 $ 51,001    $ 47,146      $  3,855        8.2%
                                                                   ===================================================

(1) Excluding restructuring charge of $11.6 million recorded during fiscal year 1998.

EBITDA for the year ended September 30, 1999 was $51.0 million, which was $3.9 million higher than September 30, 1998. This increase was due primarily to the strong gross margin performance combined with reduced selling, general and administrative costs. EBITDA as a percentage of net sales in the year ended September 30, 1999 was 17.6% as compared to 16.1% in the year ended September 30, 1998, excluding the 1998 restructuring charge.

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

PROVISION FOR INCOME TAXES. The provision for income taxes in the year ended September 30, 1998 was $2.2 million compared to $0.9 million in the year ended September 30, 1997. The Company's foreign subsidiaries have taxable income in their jurisdictions, but the domestic subsidiaries have a loss for income tax purposes in the U.S. In the results for the years ended September 30, 1998 and 1997, the Company has not recognized any of the tax benefits that will occur in future periods if there is taxable income in the U.S.

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

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)


                                                             Year Ended                         Change
                                                            September 30,               Favorable (Unfavorable)
                                                       1998            1997            Amount           Percent
                                                   ------------------------------------------------------------
Operating Income (1)                               $    28,495    $    20,706         $     7,789        37.6%
Add Backs:
     Depreciation                                       11,537          9,773               1,764        18.1%
     Amortization of Intangibles                         6,833          6,957               (124)       (1.8%)
     Non-operating Costs (Income)                          281            404               (123)      (30.4%)
                                                   -----------------------------------------------------------

EBITDA                                             $    47,146    $    37,840         $     9,306        24.6%
                                                   ===========================================================

(1) Excluding restructuring charge of $11.6 million recorded during fiscal year 1998.

EBITDA for the year ended September 30, 1998 was $47.1 million (excluding the restructuring charge of $11.6 million recorded during fiscal year 1998) as compared to $37.8 million for the year ended September 30, 1997. This increase was due primarily to the increase in operating income (excluding the restructuring charge of $11.6 million recorded during fiscal year 1998) described previously partly offset by higher depreciation expense. EBITDA as a percentage of net sales in the year ended September 30, 1998 was 16.1% as compared to 13.2% in the year ended September 30, 1997.


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

YEAR 2000 COMPLIANCE

The "Year 2000 problem" is a flaw existing in many computer hardware and software programs caused by historical use of dates represented by only two digits (for example, 99 rather than 1999). This causes computer programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working with years outside the range of 1900-1999. To evaluate the impact of this the Company has assembled a "Y2K" cross functional team which has assessed the impact of year 2000 compliance with respect to Information Technology (IT) and manufacturing systems as well as the Company's exposure to significant third party risks. Accordingly, the Company has initiated and substantially completed a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

Y2K readiness activities for those critical IT and manufacturing systems required to support business operations have been completed. Several ancillary systems, classified as low risk and having no impact on critical business operations, will be completed by the end of the calendar year. As it relates to internal E-mail and desktop hardware and software systems, the Company has completed a desktop update and standardization effort, which in addition to providing efficiency tools to the global organization, has addressed year 2000 compliance issues that may have existed in that environment.

The Company has contacted its major customers and vendors regarding their readiness for year 2000 compliance, and efforts continue with the evaluations of any impact that their readiness may have on the Company's systems. However, there can be no assurance that year 2000 deficiencies in the systems of other companies on which the Company's systems rely will be timely corrected or that any such failure by another Company to correct its deficiencies would not have an adverse effect on the Company's systems, business or results of operations. The assessment of other companies on which the Company's systems rely is substantially complete. Contingencies have been developed to counteract the possible impact of a lack of readiness of external suppliers who have been assessed as being high risk.

Since the majority of the Company's products are passive in nature and do not utilize date sensitive chip technologies, it is not anticipated that product returns could materially impact the Company.

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

Maturities under the Company's Term Loans are: $15.9 million in fiscal 2000, $20.6 million in fiscal 2001, $34.1 million in fiscal 2002, and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $8.4 million for capital expenditures for the year ended September 30, 1999 as compared to $5.8 million for capital expenditures for the year ended September 30, 1998 and $8.9 million for the year ended September 30, 1997. Included in the capital expenditures over the past three years was $8.0 million for a worldwide management information system. The Company's capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the year ended September 30, 1999 totaled $26.0 million as compared to $20.2 million in 1998. The increase was due primarily to a $6.9 million improvement in Operating Income (excluding the $11.6 million restructuring charge in 1998), and an increase of $5.6 million in accounts payable and accrued liabilities. Offsetting this increase was $3.2 million increase in inventories, a $1.1 million increase in accounts receivable and a $2.0 million reduction in depreciation and amortization. In fiscal 1997, the Company's net cash provided by operating activities totaled $9.1 million.

Net cash used by investing activities was $11.8 million for the year ended September 30, 1999 as compared to $5.8 million for the year ended September 30, 1998 and $8.3 million in the year ended September 30, 1997. Net cash used by investing activities consisted of $8.4 million of capital expenditures in the year ended September 30, 1999 as compared to $5.8 million in the year ended September 30, 1998. In addition the Company invested $3.4 million for the acquisition of Safety Optical in fiscal 1999. Net cash used by investing activities in 1997 was $8.3 million consisting of $8.9 million of capital expenditures, $0.2 million for the acquisition of the Shoplyne assets, offset by $0.8 million in proceeds from the sale of the Rhode Island facility of Peltor.

Net cash used by financing activities for the year ended September 30, 1999 was $16.2 million compared with $13.0 million in 1998 and $4.2 million in 1997. The increase of $3.2 million in fiscal 1999 consisted of $2.4 million for repayment of term loans, $1.1 million for repayment of long-term debt, $1.0 million for the repurchase of common stock offset by a $1.3 million repayment of shareholder notes. In 1997 net cash used for financing activities included $8.3 million for the repayment of term loans, $0.8 million for the repayment of other long term debt, partially offset by increased borrowings under the revolving credit facility of $5.2 million.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility available under the Senior Bank Facilities, which provides for borrowings up to $25.0 million, subject to certain customary drawing conditions, to meet its liquidity needs. At September 30, 1999 the Company had borrowed $5.9 million under the revolving credit facility. Throughout most of fiscal 1997, borrowing levels under the revolver remained high until the difficulties associated with the conversion to the new management information system were largely resolved and the improvements in production planning were beginning to be realized. As a result of these improvements, and continued productivity improvements in purchasing, logistics and manufacturing, revolver balances decreased by approximately $2.2 million during fiscal year 1998 and fiscal year 1999. The Company anticipates that operating cash flow will be adequate to meet its debt service and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes. In April 1997, the Company amended its credit agreement with its syndicate of lenders with respect to the financial covenants applicable to periods ending on and after June 30, 1997. The revised covenants reflected the reduced profitability that the Company had experienced due to the operating difficulties that were triggered by the new management information system. The amendment also provided the Company with the ability to simplify its corporate structure in Europe in order to further integrate the Peltor operation. On September 30, 1999, the Senior Bank Facilities were amended to exclude certain restructuring charges from the calculation of EBITDA, as used in determining compliance with certain financial covenants, for the year ended September 30, 1999. On December 4, 1999, the Senior Bank Facilities were amended with respect to certain covenants applicable to periods ending on and after December 31, 1999 to reflect the Company's current level of profitability.

ITEM 7A: MARKET RISK DISCLOSURES

The Company is exposed to market risks related to change in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate impact of changes in foreign currencies and interest rates.

FOREIGN CURRENCY RISK

The Company's results of operations are subject to risk associated with operating in foreign countries, including fluctuations in currency exchange rates. With a large portion of product sold in Europe produced in the United States and Sweden a decline in the dollar or krona can have a negative impact on the profitability of the Company (see Effects of Changes in Exchange Rates). The Company executes two hedging programs; one for transaction exposures, and the other for cash flow impact on European operations. The Company utilizes forward contracts for transaction exposures and a combination of forward contracts and zero premium collars for cash flow exposures. During 1999 transaction hedge losses were $.2 million, while cash flow hedges were a gain of $.2 million. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and German Marks
(DEM). The Company does not consider the notional amount of outstanding hedge contracts at September 30, 1999 as material. Settlement of outstanding contracts will not have a material impact on the profitability of the Company.

INTEREST RATES

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes a zero premium collar agreement to reduce the impact of increased interest rates in its floating rate debt. The collar allows the Company the ability to maintain borrowing at the short end of the yield curve, while retaining a hedge against an increase in rates. The zero premium collar was modified in March of 1999 to expire in September 2001. The zero premium collar has a notional amount of $100 million, a cap of 7.75% and floor of 5.33% indexed off 3 month LIBOR. During 1999 LIBOR rates dropped to 5.03% and the Company recorded additional interest expense of $.1 million. At September 30, 1999 LIBOR interest rates had increased to 5.53%. The Company is of the opinion that it is well positioned to manage interest expense through 2001 and a change in interest rates will not have a material impact on the profitability of the Company.

COMMODITY RISK

The Company is subject to market risk with respect to pricing of paperboard material and polycarbonate (resin). The Company has built price increases into fiscal year 2000 cost to cover anticipated shortage of paperboard products. The Company currently manages its polycarbonate exposures through strategic price negotiations utilizing current market prices from alternative vendors. The Company does not enter into derivative instruments to manage commodity risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (1)    Index to Financial Statements

                                                                                                       Page
                                                                                                       ----
         Report of Independent Public Accountants -- Arthur Andersen LLP.....................            23
         Consolidated Balance Sheets -- September 30, 1998 and 1999..........................            24
         Consolidated Statements of Operations -- Years ended September 30, 1997,
              1998, and 1999.................................................................            25
         Consolidated Statements of Stockholders' Equity -- Years ended September 30,
              1997, 1998, and 1999...........................................................            26
         Consolidated Statements of Cash Flows -- Years ended September 30, 1997, 1998,
              and 1999.......................................................................            27
         Notes to Consolidated Financial Statements..........................................            28
         Valuation and Qualifying Accounts -- Years ended September 30, 1997, 1998 and
              1999...........................................................................            63

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Aearo Corporation:

We have audited the accompanying consolidated balance sheets of Aearo Corporation and subsidiaries (a Delaware corporation) as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1997, 1998 and 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries as of September 30, 1998 and 1999, and the results of its operations and its cash flows for the years ended September 30, 1997, 1998 and 1999, in conformity with generally accepted accounting principles.

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


                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 26, 1999

                                AEARO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                             SEPTEMBER 30,
                                                                                                  ---------------------------------
                                                                                                    1998                     1999
                                                                                                  ---------               ---------
Current Assets:
    Cash and cash equivalents ......................................................              $   6,737               $   4,050
    Accounts receivable (net of reserve for doubtful
       accounts of $1,239 and $1,296 in 1998 and 1999,
       respectively) ...............................................................                 44,486                  43,801
    Inventories ....................................................................                 30,466                  33,286
    Deferred and prepaid expenses ..................................................                  3,572                   3,750
                                                                                                  ---------               ---------
       Total current assets ........................................................                 85,261                  84,887
                                                                                                  ---------               ---------
    Property, plant and equipment, net .............................................                 57,729                  55,881
    Intangible assets, net .........................................................                144,057                 137,776
       Other assets ................................................................                  5,909                   3,749
                                                                                                  ---------               ---------
       Total assets ................................................................              $ 292,956               $ 282,293
                                                                                                  =========               =========

Current Liabilities:
    Current portion of long-term debt ..............................................              $  14,573               $  16,093
    Accounts payable and accrued liabilities .......................................                 37,957                  40,528
    Accrued interest ...............................................................                  3,732                   3,400
    U.S. and foreign income taxes ..................................................                  3,506                   3,758
                                                                                                  ---------               ---------
       Total current liabilities ...................................................                 59,768                  63,779
                                                                                                  ---------               ---------
Long-term debt .....................................................................                218,592                 198,716
Deferred income taxes ..............................................................                    959                     825
Other liabilities ..................................................................                  2,586                   2,499

Commitments and Contingencies
Stockholders' Equity:
    Preferred stock, $.01 par value --
    (Redemption value of $76,834,000 as of
    September 30, 1999)
       Authorized -- 200,000 shares
       Issued and outstanding -- 45,000 shares
    Common stock, $.01 par value --
       Authorized -- 200,000 shares
       Issued and outstanding -- 102,338 and 102,538 shares
       in 1998 and 1999, ...........................................................                      1                       1
Additional paid-in capital .........................................................                 32,383                  32,566
Accumulated deficit ................................................................                (16,715)                 (9,662)
Cumulative foreign currency translation adjustments ................................                 (4,618)                 (6,431)
                                                                                                  ---------               ---------
       Total stockholders' equity ..................................................                 11,051                  16,474
                                                                                                  ---------               ---------
       Total liabilities and stockholders' equity ..................................              $ 292,956               $ 282,293
                                                                                                  =========               =========

The accompanying notes are an integral part of these consolidated financial statements.

                                AEARO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                            -------------------------------------------------------
                                                                               1997                  1998                   1999
                                                                            ---------              ---------              ---------
Net Sales .....................................................             $ 285,783              $ 292,459              $ 290,389
Cost of Sales .................................................               163,460                163,877                157,535
                                                                            ---------              ---------              ---------

         Gross profit .........................................               122,323                128,582                132,854
Selling and Administrative ....................................                87,036                 88,929                 86,043
Research and Technical Services ...............................                 5,119                  4,661                  4,651
Amortization Expense ..........................................                 6,957                  6,833                  6,793
Other Charges (Income), net ...................................                 2,505                   (336)                   748
Restructuring Charge ..........................................                  --                   11,585                   --
                                                                            ---------              ---------              ---------

         Operating income .....................................                20,706                 16,910                 34,619
         Interest Expense, net ................................                26,665                 26,152                 24,322
                                                                            ---------              ---------              ---------

         (Loss) Income before provision for
             income taxes .....................................                (5,959)                (9,242)                10,297
         Provision for Income Taxes ...........................                   917                  2,204                  3,244
                                                                            ---------              ---------              ---------

         Net (loss) income ....................................                (6,876)               (11,446)                 7,053
         Preferred Stock Dividend Accrued .....................                 7,112                  8,052                  9,139
                                                                            ---------              ---------              ---------

         Net Loss applicable to Common
             Shareholders .....................................             $ (13,988)             $ (19,498)             $  (2,086)
                                                                            =========              =========              =========

Basic and Diluted Net Loss per Common
Share .........................................................             $ (142.77)             $ (195.60)             $  (20.35)
                                                                            =========              =========              =========

Diluted Weighted average Common Shares ........................                97,979                 99,685                102,502
                                                                            =========              =========              =========


The accompanying notes are an integral part of these consolidated financial statements.

                               AEARO CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                  (Dollars in Thousands, Except Share Amounts)


                                                                                                 Cumulative
                                                                                                   Foreign              Compre-
                                   Preferred Stock      Common Stock     Additional               Currency              hensive
                                   ---------------     --------------     Paid-in   Accumulated  Translation             (Loss)
                                   Shares  Amount      Shares   Amount     Capital     Deficit    Adjustment   Total     Income
                                   ---------------     ---------------    ---------- -----------  -----------  ------   --------
Balance, September 30, 1996.....  45,000    $    --    99,350    $   1    $32,640    $ 1,607      $   726     $34,974
  Repayment of shareholder
    notes.......................      --         --        --       --        258          --          --         258
  Repurchase of common
    stock, net..................      --         --    (2,540)      --       (422)         --          --        (422)
  Foreign currency
    translation adjustment......      --         --        --       --         --          --      (4,811)     (4,811)     (4,811)
  Net loss......................      --         --        --       --         --      (6,876)         --      (6,876)     (6,876)
                                                                                                                         --------
  Comprehensive loss for
    the year ended
    September 30, 1997..........                                                                                         $(11,687)
                                  ------------------------------------------------------------------------------------   ========
Balance, September 30, 1997.....  45,000         --    96,810        1     32,476      (5,269)     (4,085)     23,123
  Issuance of shareholder
    notes.......................      --         --        --       --     (1,157)         --          --      (1,157)
  Sales of common stock, net....      --         --     5,528       --      1,064          --          --       1,064
  Foreign currency
    translation adjustment......      --         --        --       --         --          --        (533)       (533)   $   (533)
  Net loss......................      --         --        --       --         --     (11,446)         --     (11,446)    (11,446)
                                                                                                                         --------
  Comprehensive loss for the
    year ended
    September 30, 1998..........                                                                                         $(11,979)
                                 -------------------------------------------------------------------------------------   ========
 Balance, September 30, 1998....  45,000         --   102,338        1     32,383     (16,715)     (4,618)     11,051
  Repayment of shareholder
    notes.......................      --         --        --       --        143          --          --         143
  Sales of common stock, net....      --         --       200       --         40          --          --          40
  Foreign currency
    translation adjustment......      --         --        --       --         --          --      (1,813)     (1,813)   $ (1,813)
  Net income....................      --         --        --       --         --       7,053          --       7,053       7,053
                                                                                                                         --------
  Comprehensive income for
    the year ended
    September 30, 1999..........                                                                                         $  5,240
                                  ------------------------------------------------------------------------------------   ========
Balance, September 30, 1999.....  45,000    $    --   102,538    $   1    $32,556    $ (9,662)    $(6,431)    $16,474
                                  =====================================================================================



======
The accompanying notes are an integral part of these consolidated financial statements.

                                AEARO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                               Year Ended September 30,
                                                                                 --------------------------------------------------
                                                                                   1997                 1998                 1999
                                                                                 --------             --------             --------
Cash Flows from Operating Activities:
 Net (loss) income ..................................................            $ (6,876)            $(11,446)            $  7,053
 Adjustments to reconcile net (loss) income to
  cash provided by operating activities --
  Depreciation ......................................................               9,773               11,537                9,399
  Amortization ......................................................               8,858                8,742                8,853
  Deferred income taxes .............................................                 109                   85                  (70)
  Provision for restructuring charge ................................                --                 11,585                 --
  Other non-cash items, net .........................................                 517                  262                  346
  Changes in assets and liabilities --
   Accounts receivable ..............................................                (479)               1,435                  300
   Inventories ......................................................               3,787                   62               (3,156)
   Accounts payable and accrued liabilities .........................              (3,325)              (2,452)               3,126
   Other ............................................................              (3,296)                 340                  147
                                                                                 --------             --------             --------
    Net cash provided by operating activities .......................               9,068               20,150               25,998
                                                                                 --------             --------             --------
Cash Flows from Investing Activities:
 Cash paid for Safety Optical .......................................                --                   --                 (3,425)
 Purchase of Shoplyne assets ........................................                (242)                --                   --
 Additions to property, plant and equipment .........................              (8,901)              (5,809)              (8,355)
 Proceeds provided by disposals of property,
  plant and equipment ...............................................                 818                   41                   29
                                                                                 --------             --------             --------
    Net cash used in investing activities ...........................              (8,325)              (5,768)             (11,751)
                                                                                 --------             --------             --------

Cash Flows from Financing Activities:
 (Repurchase) sale of common stock, net .............................                (422)               1,064                   40
 Repayment (issuance) of shareholder notes ..........................                 258               (1,157)                 143
 Proceeds from (repayment of) revolving
  credit facility, net ..............................................               5,150               (2,200)              (2,150)
 Repayment of term loans ............................................              (8,335)             (10,455)             (12,853)
 Repayment of other long-term debt ..................................                (840)                (280)              (1,386)
                                                                                 --------             --------             --------
    Net cash used in financing activities                                          (4,189)             (13,028)             (16,206)
                                                                                 --------             --------             --------

Effect of Exchange Rate Changes on Cash .............................                 382                  (93)                (728)
                                                                                 --------             --------             --------

Net (Decrease) Increase in Cash and Cash Equivalents ................              (3,064)               1,261               (2,687)
Cash and Cash Equivalents, beginning of year ........................               8,540                5,476                6,737
                                                                                 --------             --------             --------
Cash and Cash Equivalents, end of year ..............................            $  5,476             $  6,737             $  4,050
                                                                                 ========             ========             ========
Cash Paid for:
 Interest ...........................................................            $ 22,316             $ 24,537             $ 22,641
                                                                                 ========             ========             ========
 Income taxes .......................................................            $  3,345             $  1,299             $  1,485
                                                                                 ========             ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                               AEARO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

(1)  BASIS OF PRESENTATION

Aearo Corporation, a Delaware corporation, and its direct wholly-owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as "the Company") manufactures and sells products through three reportable segments. The Company's segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits under the brand names: AOSafety(R), E-A-R(R), and Peltor(R). The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures and sells a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

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

        RECLASSIFICATIONS

 Certain amounts included in the prior years' consolidated financial statements may have been reclassified to conform to the current period presentation.

        REVENUE RECOGNITION

The Company generally recognizes revenue upon shipment of its products to customers.

        ADVERTISING

The Company expenses the costs of advertising as incurred. These expenses were approximately $5,171,000, $4,827,000, and $7,507,000 in the years ended
September 30, 1997, 1998, and 1999, respectively.

        CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all time deposits and short-term investments with an original maturity of three months or less at time of purchase to be cash equivalents.

        FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated at year-end exchange rates. Revenues and expenses are translated at the average rate during the year. Translation gains and losses are reflected as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income. For the years ended September 30, 1997, 1998, and 1999 the accompanying consolidated statements of operations include approximately $2,101,000, ($617,000), and $559,000 respectively, of transaction (gains) and losses included in other charges (income), net. During 1997, the Company initiated the use of forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability related to trade accounts receivable and trade accounts payable denominated in foreign currencies. During 1999, the Company initiated the use of Great Britain Pound Sterling (GBP) forward contracts and Euro Zero Premium Collar contracts to mitigate the impact of the effects of changes in foreign currency rates on profitability related to cash flows from European operations. For the year ended September 30, 1999, the consolidated statement of operation included approximately $191,000 of gains related to these instruments. Cash flow hedges are placed for a three to six month time frame and a portion is unwound monthly based on forecasted cash flows. At September 30, 1999, cash flow hedges were approximately 3,100,000 GBP for coverage to December 23, 1999 and approximately 3,100,000 GBP for coverage to March 31, 1999.

As of September 30, 1999, the Company had forward foreign currency contracts open in the following amounts:

                                                       Contract
                Currency                             Amount (000s)             Position
                --------                             -------------             --------
                British Pound                            4,263                    Buy
                Canadian Dollar                          1,846                    Buy
                Norwegian Krona                          5,198                    Sell
                Swedish Krona                           61,814                    Buy
                Swiss Franc                              1,668                    Buy
                Euro                                     4,639                    Sell
                Danish Krona                             1,385                    Sell

As of September 30, 1999, the Company has recorded an unrealized gain of $49,000 associated with the above forward foreign currency contract commitments.

         INVENTORIES

Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $2,783,000, $3,198,000, and $2,902,000 for the years ended September 30, 1997, 1998, and 1999, respectively.

Property, plant and equipment and their estimated useful lives consist of the following:

                  ASSET CLASSIFICATION                                          ESTIMATED USEFUL LIFE
                  --------------------                                          ---------------------
                  Buildings                                                          25-40 Years
                  Leasehold improvements                                     Life of the lease or useful
                                                                             life, whichever is shorter
                  Machinery and equipment, furniture and fixtures                    3-10 Years

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

The Company accounts for long-lived and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At September 30, 1998 and 1999, no such impairment of assets was indicated.

A summary of the estimated lives by major category of intangible assets at September 30, 1999 is as follows:

         Goodwill.............................................                      25 Years
         Patents..............................................                      17 Years
         Non-compete agreements...............................         Life of agreements (up to 5 years)
         Trademarks, Tradenames and
           Other..............................................             Varies from 15 to 25 Years

        DEFERRED FINANCING COSTS

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, Senior Subordinated Notes, bank debt (including term loans, revolving credit facility and other debt) and interest rate collars. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 1999, except for the Senior Subordinated Notes, for which the Company estimates the fair market value to approximate $105 million at September 30, 1999, and except for interest rate collars for which the Company estimates the fair market value to approximate $71,000 at September 30, 1999.

        LOSS PER COMMON SHARE

In 1998, the Company adopted SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of September 30, 1997, 1998, and 1999 there were 5,025, 7,154, and 7,729 options outstanding, respectively. Of these potentially dilutive securities, none qualified for inclusion in the diluted earnings per share calculation for the years ended September 30, 1997, 1998, and 1999, respectively. The implementation of this standard did not have an effect on earnings per common share in 1997 and, therefore, did not require restatement. Basic and diluted earnings per common share for the years ended September 30, 1997,1998 and 1999 were equal; therefore, no reconciliation between basic and diluted earnings per common share is required.

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

        COMPREHENSIVE (LOSS) INCOME

On October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive (loss) income and its components in the consolidated financial statements. Comprehensive (loss) income includes net earnings and unrealized gains and losses from currency translations and minimum pension liability adjustments. The components of the Company's comprehensive (loss) income and the effect on earnings, for the three years ended September 30, 1999, are detailed in the accompanying consolidated statements of stockholders' equity.

        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of SFAS No. 133 - an Amendment of SFAS No. 133 issued in June 1999, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended by SFAS No. 137, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after either January 1, 1998 or January 1, 1999, as selected by the company.

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

(3)  INVENTORIES

Inventories consisted of the following at September 30 (dollars in thousands):

                                                                    1998                      1999
                                                              -------------------------------------
         Raw materials...............................         $     9,113               $     8,725
         Work in process.............................               9,257                     7,649
         Finished goods..............................              12,096                    16,912
                                                              -------------------------------------

                                                              $    30,466               $    33,286
                                                              =====================================

(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

                                                                    1998                      1999
                                                              -------------------------------------
         Land........................................         $     2,669               $     2,649
         Buildings and Improvements..................              17,640                    18,186
         Machinery and equipment.....................              45,566                    49,031
         Furniture and fixtures......................              16,799                    17,700
         Construction in progress....................               3,120                     5,570
                                                              -------------------------------------
                                                                   85,794                    93,136
         Less -- Accumulated depreciation............              28,065                    37,255
                                                              -------------------------------------
                                                              $    57,729               $    55,881
                                                              =====================================

(5)  INTANGIBLE ASSETS

Intangible assets consist of the following at September 30 (dollars in thousands):

                                                                    1998                      1999
                                                              -------------------------------------
         Goodwill....................................         $    88,652               $    88,593
         Patents.....................................               1,638                     1,638
         Trademarks and tradenames...................              74,122                    74,122
         Non-compete agreement.......................                 194                       834
         Other.......................................                 585                       228
                                                              -------------------------------------
                                                                  165,191                   165,415
         Less -- Accumulated depreciation............              21,134                    27,639
                                                              -------------------------------------
                                                              $   144,057               $   137,776
                                                              =====================================

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

                                                                                 1998                1999
                                                                           -------------------------------
         Accounts payable -- trade................................         $    15,131         $    15,407

         Accrued Liabilities --
             Employee compensation and benefits (Note 9)..........              10,615              13,874
             Restructuring reserve (Note 16)......................               2,990                  52
             Product liability accruals...........................               4,063               4,097
             Other................................................               5,158               7,098
                                                                           -------------------------------
                                                                           $    37,957         $    40,528
                                                                           ===============================

(7)  DEBT

The long-term debt balances consisted of the following at September 30 (dollars in thousands):

                                                            1998          1999
                                                          --------      --------
Revolving credit facility                                 $  8,000      $  5,850
Term loans, due 2003                                       120,590       105,786
Senior subordinated notes, due 2005, 12.5%                 100,000       100,000
Note payable, other                                            555           447
Mortgage note, due 1998 - 2006, 10.1%                        2,410         2,358
Industrial Revenue Bonds, due 1998 - 2003, 6.4% less
    advance deposit of $122                                    368           368
Industrial Revenue Bonds, due 2002, 13.0%                    1,000          --
Capitalized lease obligations                                  242          --
                                                          --------      --------
                                                           233,165       214,809

Less -- Current portion of long-term debt                   14,573        16,093
                                                          ========      ========
               Total                                      $218,592      $198,716
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

At the Company's option, the interest rates per annum applicable to the Senior Bank Facilities are either (a) an adjusted rate based on the London Interbank Offered Rate (LIBOR) plus a margin of 2.25% in the case of A Term Loans and Revolving Loans and 2.75% in the case of B Term Loans; or (b) the Base Rate, as defined plus a margin of 1.00% in the case of A Term Loans and Revolving Loans and 1.50% in the case of B Term Loans. The Base Rate is the higher of Bankers Trust Company's announced prime lending rate and the Overnight Federal Funds rate plus 0.50%. The Company must pay certain fees in connection with the Senior Bank Facilities, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and fees relating to the issuance of letters of credit.

Under the terms of the Senior Bank Facilities, Aearo Company is required to comply with a number of affirmative and negative covenants. Among other things, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios and fixed charge coverage ratios. In April 1997, the Senior Bank Facilities were amended with respect to certain covenants applicable to periods ending on and after June 30, 1997. On September 30, 1998, the Senior Bank Facilities were amended to exclude certain restructuring charges from the calculation of EBITDA, as used in determining compliance with certain financial covenants, for the year ended September 30, 1998. On December 4, 1998, the Senior Bank Facilities were amended with respect to certain covenants applicable to periods ending on and after December 31, 1998. The Senior

Bank Facilities also impose limitations on certain business activities of Aearo Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, sales of certain assets and limitations on transactions with affiliates. As of September 30, 1999, Aearo Company is in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

Term Loans

At September 30, 1999 the total balance outstanding on the Term Loans was $105.8 million U.S. dollars and interest rates were 7.7% for the US Dollar Term A Loan ($21.9 million U.S. Dollars outstanding at September 30, 1999), 4.9% for the German Deutsche Mark Term A Loan (19.4 million German Deutsche Marks outstanding at September 30, 1999), 7.5% for the British Pound Term A Loan (8.3 million British Pounds outstanding at September 30, 1999), 7.2% for the Canadian Term A Loan (6.2 million Canadian Dollars outstanding at September 30, 1999), 7.5% for the British Pound Term A Loan (4.4 million British Pounds outstanding at September 30, 1999) and 8.2% for the US Dollar Term B Loan ($48.4 million U.S. Dollars outstanding at September 30, 1999). For the year ended September 30, 1999 the weighted average interest rates paid were 7.5%, 5.4%, 8.5%, 7.3%, 8.5% and 7.9% for the US Dollar Term A Loan, for the German Deutsche Mark Term A Loan, for the British Pound Term A Loan, for the Canadian Term A Loan, for the British Pound Term A Loan and for the US Dollar Term B Loan, respectively.

At September 30, 1998 the total balance outstanding on the Term Loans was $120.6 million U.S. dollars and interest rates were 7.9% for the US Dollar Term A Loan, 5.8% for the German Deutsche Mark Term A Loan, 10.1% for the British Pound Term A Loan, 7.4% for the Canadian Term A Loan, 10.1% for the British Pound Term A Loan and 8.4% for the US Dollar Term B Loan. For the year ended September 30, 1998 the weighted average interest rates paid were 8.0%, 5.9%, 9.8%, 6.8%, 9.8% and 8.5% for the US Dollar Term A Loan, for the German Deutsche Mark Term A Loan, for the British Pound Term A Loan, for the Canadian Term A Loan, for the British Pound Term A Loan and for the US Dollar Term B Loan, respectively.

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

Revolving Credit Facility

At September 30, 1999 the balance outstanding on the Revolving Credit Facility was $5.9 million, of which $3.0 million bears interest at LIBOR (7.6% at September 30, 1999) and $2.9 million bears interest at the Base Rate (9.3% at September 30,1999). For the year ended September 30, 1999, the maximum amount outstanding was $14.8 million, the average was $7.3 million, and the weighted average interest rate paid was 8.3%.

At September 30, 1998 the balance outstanding on the Revolving Credit Facility was $8.0 million, and the interest rate was 9.3%. For the year ended September 30, 1998, the maximum amount outstanding was $16.3 million, the average was $9.9 million, and the weighted average interest rate paid was 8.7%.

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

The Note indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facilities discussed above. As of September 30, 1999, Aearo Company is in compliance with the various covenants of the Note agreement. The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by Aearo Corporation.

Maturities

The following is a summary of maturities of all of the Company's debt obligations due after September 30, 1999 (dollars in thousands):

                                           Amount
                                           ------
  2000 ..............................    $  16,093
  2001 ..............................       20,923
  2002 ..............................       40,160
  2003 ..............................       35,347
  2004 ..............................           90
  Thereafter ........................      102,196
                                         ---------
                                         $ 214,809
                                         =========

(8)  INTEREST EXPENSE, NET

Interest expense (income) comprises the following items (dollars in thousands):

                                         Year Ended September 30,
                                    ---------------------------------
                                      1997         1998        1999
                                    --------     --------     -------
Expense .........................   $ 26,896     $ 26,406     $24,553
Income ..........................       (231)        (254)       (231)
                                    --------     --------     -------
Interest expense, net............   $ 26,665     $ 26,152     $24,322
                                    ========     ========     =======

(9)  EMPLOYEE BENEFIT PLANS

On October 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes the disclosure requirements about pensions and other postretirement benefits to the extent practicable.

The Company previously had two noncontributory defined benefit pension plans (collectively, the plans), the Aearo Company Employees' Retirement Account Plan (the Aearo Plan), which is a cash balance plan, and the E-A-R(R) Specialty Composites Division of Aearo Company Non-Union Employees Retirement Plan (the Specialty Composites Plan). Benefits provided under these plans are primarily based on years of service and the employee's compensation. Effective December 31, 1997, net assets available for benefits totaling $1,499,027 held by the Specialty Composites Plan were transferred to the Aearo Plan in a merger of the two plans.

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

The tables that follow provides a reconciliation of benefit obligation, plan assets and funded status of both the Aearo plan and the Specialty Composites plan (dollars in thousands):

                                                YEAR ENDED SEPTEMBER 30,
                                             -------------------------------
CHANGE IN BENEFIT OBLIGATION                  1997        1998        1999
                                             -------     -------     -------
Benefit obligation at beginning of year    $ 6,316     $ 7,064     $ 9,650
  Service Cost                               1,273       1,348       1,414
  Interest Cost                                393         523         624
  Plan amendments                               --          --         115
  Acquisitions/divestitures                     --       1,444          --
  Benefits Paid                               (516)       (694)     (1,306)
  Actuarial (gain) or loss                    (402)        (35)       (997)
                                            ------      ------      ------
Benefit obligation at end of year          $ 7,064     $ 9,650     $ 9,500
                                           =======     =======     =======

                                                        YEAR ENDED SEPTEMBER 30,
                                                    -------------------------------
CHANGE IN PLAN ASSETS                                1997        1998        1999
                                                    -------     -------     -------
Fair value of plan assets at beginning of year    $  5,303     $ 6,173     $ 8,732
  Actual return of plan assets                       1,218         575       1,327
  Acquisitions/divestitures                             --       1,418          --
  Employer contributions                               168       1,260         350
  Benefits Paid                                       (516)       (694)     (1,306)
                                                   -------     -------     -------
Fair value of plan assets at end of year          $  6,173     $ 8,732     $ 9,103
                                                   =======     =======     =======

                                                              AS OF SEPTEMBER 30,
                                                         -------------------------------
FUNDED STATUS AND STATEMENT OF FINANCIAL POSITION         1997        1998        1999
                                                         -------     -------     -------
Fair value of plan assets at end of year                   6,173       8,732       9,103
Benefit obligations at end of year                         7,064       9,650       9,500
                                                         -------     -------     -------
Funded status                                            $  (891)    $  (918)    $  (397)
Unrecognized actuarial (gain) or loss                     (1,493)     (1,412)     (2,924)
                                                         -------     -------     -------
Net pension liability included in accrued liabilities    $(2,384)    $(2,330)    $(3,321)
                                                         =======     =======     =======

ADDITIONAL YEAR END INFORMATION FOR PENSION         AS OF SEPTEMBER 30,
PLANS WITH ACCUMULATED BENEFIT OBLIGATIONS       --------------------------
IN EXCESS OF PLAN ASSETS:                         1997      1998      1999
                                                 ------    ------    ------
 Project benefit obligation                      $7,064    $9,650    $9,500
 Accumulated benefit obligation                   7,001     9,557     9,324
 Fair value of plan assets                        6,173     8,732     9,103

Net periodic benefit cost for the Plans is comprised of the following elements:

                                                YEARS ENDED SEPTEMBER 30,
                                             -------------------------------
                                              1997        1998        1999
                                             -------     -------     -------
Service Cost                                 $ 1,273     $ 1,348     $ 1,414
Interest Cost                                    394         523         624
Expected return on plan assets                  (403)       (566)       (670)
Recognized actuarial (gain) or obligation         --         (61)        (28)
                                             -------     -------    --------
 Net periodic benefit cost                   $ 1,264     $ 1,244     $ 1,340
                                             =======     =======     =======

The weighted average assumptions used in determining net periodic benefit cost and the projected benefit obligation are as follows:

                                                           AS OF SEPTEMBER 30
                                                      -------------------------------
                                                       1997        1998        1999
                                                      -------     -------     -------
Discount rate                                          7.00%       7.00%       6.75%
Expected long-term rate of return on plan assets       8.00        8.00        8.00
Rate of compensation increase                          4.00        4.00        4.00

In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP
Plan) which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for the SERP Plan were $90,000, $61,000, and $81,000 for the years ended September 30, 1997, 1998 and 1999, respectively.

A 401(k) plan, the Aearo Company Employees' 401(k) Savings Plan, was established as of May 1, 1990. Employees can join the plan after six months of service, during which they work at least 500 hours and may contribute up to 15% of their compensation. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 3% of the employee's pay. Prior to January 1, 1997, the Company provided a 40% match to a maximum of 2% of pay. The costs to the Company for this Plan were $717,000, $710,000, and $765,000 for the years ended September 30, 1997, 1998 and 1999, respectively.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the years ended September 30, 1997, 1998, and 1999, the Company contributed approximately $158,000, $160,000, and $197,000, respectively.

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

As of September 30, 1998 and 1999, the accrued postretirement benefit cost was $62,000 and $0, respectively.

(10)  RELATED PARTY TRANSACTIONS

An annual management fee, which is to be shared by Cabot and Vestar, is paid in aggregate amounts with respect to each fiscal year equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before cash interest, taxes, depreciation and amortization for such fiscal year. This annual management fee is shared by Cabot and Vestar based on their relative equity ownership of the Company and totaled approximately $624,000, $434,000 and $706,000 for the years ended September 30, 1997, 1998 and
1999, respectively.

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

The Company has made available to certain members of management (Management Investors) loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by Common Stock purchased with the proceeds thereof, (ii) have a term of from 5 to 10 years, (iii) bear interest at an annual rate determined pursuant to Section

7872(f)(2) of the 1986 Internal Revenue Code, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investors terminates. The aggregate amount of these loans was approximately $1,572,000 and $1,429,000 at September 30, 1998 and 1999, respectively and are reflected as a reduction of the additional paid-in capital account in the consolidated statements of stockholders' equity.

(11)  INCOME TAXES

Income (loss) before provision for income taxes is as follows (dollars in thousands):

                            Year Ended September 30,
                        --------------------------------
                         1997         1998        1999
                        -------     --------     -------
Domestic ............   $(7,126)    $(12,685)    $ 3,836
Foreign .............     1,167        3,443       6,461
                        --------------------------------
  Total .............   $(5,959)    $ (9,242)    $10,297
                        ================================

A summary of provision (benefit) for income taxes is as follows (dollars in thousands):

                                        Year Ended September 30,
                                      ----------------------------
                                       1997      1998       1999
                                      ----------------------------
U.S. Federal and State --
  Current .........................    $123    $  231    $   347
  Deferred ........................      --        --        716
                                      ----------------------------
                                        123       231      1,063
                                      ----------------------------
Foreign --
  Current .........................     608     1,897      2,315
  Deferred ........................     186        76       (134)
                                      ----------------------------
                                        794     1,973      2,181
                                      ----------------------------
 Total ............................    $917    $2,204    $ 3,244
                                      ============================

The provision (benefit) for income taxes at the Company's effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):

                                                  Year Ended September 30,
                                               --------------------------------
                                                1997        1998        1999
                                               --------------------------------
Computed tax expense (benefit) at the
  expected statutory rate ..................   $(2,086)    $(3,143)    $ 3,502
State taxes, net of
federal effect .............................        81        (201)        322
Foreign income taxed at different rates ....    (1,890)        296        (147)
Foreign dividends ..........................        --          --       1,888
Goodwill amortization ......................     1,112         871       1,076
Non-deductible expenses ....................       112          96          90
Increase / (decrease) in valuation
 allowance .................................     3,551       4,185      (3,708)
Other, net .................................        37         100         221
                                               --------------------------------
  Provision for income taxes ...............   $   917     $ 2,204     $ 3,244
                                               ================================

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

                                                    1998         1999
                                                  ----------------------
Deferred tax assets

  Pension and other benefits .................    $  2,786     $  2,367
  Property, plant and equipment ..............      (4,739)      (5,046)
  Intangible assets ..........................       2,697        1,572
  Restructuring charges ......................       3,564           71
  Inventory ..................................       1,876        1,652
  Net operating loss -- foreign ..............       1,690          895
  Net operating loss carryforwards -- domestic       9,410       11,155
  Other ......................................         469        1,101
                                                  ----------------------
  Subtotal ....................................      17,753       13,767
 Valuation allowances ........................     (18,712)     (14,592)
                                                  ========     ========

 Total deferred tax liability ................    $   (959)    $   (825)
                                                  ========     ========

The valuation allowance at September 30, 1998 and 1999 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic and foreign net operating loss carryforwards, before the tax effect, is approximately $32.8 million and $3.2 million, respectively, as of September 30, 1999. Of the valuation allowance recorded as of September 30, 1999, approximately $10.0 million will be used to reduce goodwill related to the purchase if the benefits are realized. During the current year, approximately $0.7 million of valuation allowances originally established through purchase accounting have been reversed through goodwill.

(12)  STOCKHOLDERS' EQUITY

Stock Ownership and Stockholders' Agreement

As of September 30, 1999, Cabot owns 41.4% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares), Vestar owns 41.4% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares) and the Management Investors and certain other employees of the Company own 17.2% of common stock (17,538 shares). Vestar, Cabot and the Management Investors are parties to a stockholders' agreement (the Stockholders' Agreement). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

The redeemable preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded daily. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate. As of September 30, 1999, the redemption value of the preferred stock is $76,834,000.

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

Stock Option Plans

On June 27, 1996, the Company adopted the Executive Stock Option Plan (the Executive Plan) whereby the Company, subject to approval of the Board of Directors, may grant up to 5,000 non-qualified options to certain members of management. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the

"1997 Option Plan") under which 10,000 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan non-qualified and qualified options may be granted to employees of the Company. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar and Cabot on their investment in the Company and the tenth anniversary of the date of grant. The option term will be ten years except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 1999, a total of 7,729 options were outstanding under the Executive Plan and 1997 Option Plan and a total of 7,271 options were available for grant.

Pro Forma Stock-Based Compensation Expense

SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in fiscal 1997, fiscal 1998 and fiscal 1999 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, reported net (loss) income and net (loss) income per share would not have been affected for fiscal 1997, fiscal 1998 and fiscal 1999 as the Black-Scholes option pricing model calculated no value for the options granted in those years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                1997             1998             1999
                                                ----             ----             ----
Risk-free interest rate                          6.10%           5.52%            4.99%
Expected life of options granted              10 years        10 years         10 years
Expected volatility of underlyling stock            0%              0%               0%
Dividend Yield                                      0%              0%               0%

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

Stock Option Activity

Stock option data are summarized as follows for the Executive Plan and the 1997 Option Plan for the years ended September 30, 1997, 1998 and 1999:

                                      Number     Weighted Average
                                     of Shares    Exercise Price

Outstanding, September 30, 1996        5,000           $600
Granted                                1,344            600
Exercised                                 --             --
Forfeited                             (1,319)           600
Expired                                   --             --
                                      ------           ----

Outstanding, September 30, 1997        5,025           $600
Granted                                3,529            600
Exercised                                 --             --
Forfeited                             (1,400)           600
Expired                                   --             --
                                      ------           ----

Outstanding, September 30, 1998        7,154           $600
Granted                                1,044            600
Exercised                                 --             --
Forfeited                               (469)           600
Expired                                   --             --
                                      ------           ----

Outstanding, September 30, 1999        7,729           $600
                                      ======           ====

The following table sets forth information regarding options outstanding at September 30, 1999:

                                                                                         Weighted
                                                                        Weighted          Average
                                      Number          Weighted           Average       Exercise Price
     Number of                       Currently         Average          Remaining       for Currently
      Options      Exercise Price   Exercisable    Exercise Price    Contractual Life    Exercisable
       7,729          $600.00            0            $600.00           7.94 years            N/A

At September 30, 1997, 1998 and 1999, none of the shares were currently exercisable. At September 30, 1999, there were 7,271 options available for grant.

(13)  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $5,315,000, $5,553,000, and $5,544,000 for the years ended September 30, 1997, 1998, and 1999 respectively. Future minimum rental commitments under noncancelable leases in effect at September 30, 1999 are as follows (dollars in thousands):

  2000                               $  4,856
  2001                                  4,759
  2002                                  4,213
  2003                                  3,536
  2004                                  3,151
  2005 and thereafter                   5,205
                                     --------
  Total                              $ 25,720
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

During fiscal 1997 the Company received a complaint from Gargoyles, Inc. alleging that one of the Company's recently introduced plano eyewear products (Fectoids (R)) infringes a patented lens shape utilized in the plaintiff's sun and sporting glasses. On October 22, 1998, the Company announced that it had entered into a settlement agreement with Gargoyles, Inc. Under the terms of the settlement, in which the Company expressly denies any liability in the lawsuit, the Company will continue to manufacture its Fectoids (R) line of eyewear for sale into safety eyewear markets. The Company also will have the right to sell into such markets other lines of safety eyewear that Gargoyles contended infringe its patents. The Company agreed to pay Gargoyles $1.2 million in exchange for a release of all claims relating to Gargoyles' patents and for uncontested rights to continue manufacturing and selling its Fectoids (R) and other lines of eyewear.

(14)  ACQUISITIONS

On August 2, 1999, the Company acquired Safety Optical, Inc. of Athens, Tennessee. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, and accordingly, the consolidated financial statements for the periods subsequent to August 2, 1999 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of August 2, 1999.

The allocation of the $3.7 million purchase price and direct acquisition costs is summarized as follows (dollars in thousands):

Cash paid for Safety Optical, Inc ..............................    $ 3,425
Acquisition costs ..............................................        300
                                                                    -------
  Total consideration and acquisition costs ....................      3,725
Historical Cost of Net Assets Acquired .........................      1,029
                                                                    -------
  Excess of consideration paid over historical cost ............    $ 2,696
                                                                    =======

Allocation of Excess of Consideration Paid over Historical Cost:

  Property, plant and equipment, net ...........................    $   193
  Intangible assets ............................................      3,429
  Accrued liabilities ..........................................       (926)
                                                                    -------
                                                                    $ 2,696
                                                                    =======

(15) SEGMENT DATA

Effective October 1, 1998 the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's three reportable segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. Fiscal year 1998 was restated to conform to the fiscal year 1999 reporting but fiscal year 1997 was not due to the cost required to restate. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits under its well-known brand names:
AOSafety(R), E-A-R(R), and Peltor(R). The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)

                                 1998        1999
Safety Products                $216,546    $212,118
Safety Prescription Eyewear      36,362      35,489
Specialty Composites             39,551      42,782
                               --------    --------
TOTAL                          $292,459    $290,389
                               ========    ========

EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES (DOLLARS IN THOUSANDS)

                                        1998        1999
Safety Products                       $ 41,365     $42,246
Safety Prescription Eyewear              2,730       3,491
Specialty Composites                     3,054       2,954
Reconciling items                      (11,588)      2,310
                                      --------     -------
Total EBITDA                          $ 35,561     $51,001

Depreciation                            11,537       9,399
Amortization of Intangibles              6,833       6,793
Non-operating Costs (Income)               281         190
Interest, net                           26,152      24,322
                                      --------     -------
(Loss) Income before provision for
income taxes                          $ (9,242)    $10,297
                                      ========     =======

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

Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $4,323 and $4,635 for the years ended September 30, 1998 and 1999, respectively. The intersegment sales value is generally determined at fully absorbed inventory cost at standard rates plus 25%.

Reconciling items for both years include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on intercompany transactions not allocable to a specific segment. Reconciling items for 1998 include $10,550 for restructuring and restructuring related items primarily attributed to the Safety Products segment.

DEPRECIATION BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)

                                1998      1999
Safety Products                $ 8,926    $6,898
Safety Prescription Eyewear        746       682
Specialty Composites             1,865     1,819
                               -------    ------
TOTAL                          $11,537    $9,399
                               =======    ======

CAPITAL EXPENDITURES BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)

                                1998      1999
Safety Products                $4,513    $5,088
Safety Prescription Eyewear         6       883
Specialty Composites              739     1,804
Reconciling items                 551       580
                               ------    ------
TOTAL                          $5,809    $8,355
                               ======    ======

Reconciling items for both years include corporate level expenditures for items such as enterprise wide information technology systems.

NET SALES BY PRINCIPAL GEOGRAPHIC AREAS (DOLLARS IN THOUSANDS)

                               1997               1998              1999
    United States           $197,341           $204,309          $201,531
    Canada                    16,656             16,791            16,233
    United Kingdom            18,264             18,636            17,438
    Germany                   10,441             10,977            11,892
    Sweden                    10,506              6,175             9,601
    France                     7,437              7,504             8,014
    Italy                      5,205              5,065             5,320
    All others                19,933             23,002            20,360
                            --------           --------          --------
    TOTAL                   $285,783           $292,459          $290,389
                            ========           ========          ========

The sales as shown above represent the value of shipments into the customer's country of residence. For the years ended September 30, 1997, 1998, and 1999, no single customer accounted for more than 10% of sales.

NET IDENTIFIABLE ASSETS BY PRINCIPAL GEOGRAPHIC AREAS (DOLLARS IN THOUSANDS)

                    1997        1998        1999
United States     $203,489    $183,397    $184,603
Canada               6,963       6,787       5,693
United Kingdom      21,129      19,972      17,458
Germany              2,836       2,124       1,830
Sweden              78,125      79,863      72,027
All others           1,507         813         682
                  --------    --------    --------
TOTAL             $314,049    $292,956    $282,293
                  ========    ========    ========

(16)  RESTRUCTURING CHARGE

During fiscal 1998 the Company recorded a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during that fiscal year. The restructuring included changes in senior management personnel, relocation of the Company headquarters from Boston to Indianapolis, and initiatives to improve profitability through complexity reduction and product line focus. The Company eliminated certain product offerings in its Eyewear and Respiratory product lines, reduced head count in its North American operations, and consolidated the branding in its Consumer product line.

The $11.6 million charge included a $6.1 million provision for inventories and product returns for products that were discontinued. The charge also provided $1.1 million for certain property, plant, and equipment for which the Company determined there was no future use, and $0.1 million related to intangibles for an abandoned product line. In addition, the charge provided $4.3 million to cover employee severance and other contractual obligations.

As of September 30, 1999, these restructuring initiatives were substantially completed and the associated accruals had been depleted.

(17) SUBSEQUENT EVENTS

On October 28, 1999, the Company acquired Ontario, Canada based Norhammer Limited for approximately Canadian $5.5 million. The transaction was accounted for using the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the directors and executive officers of the Company as of November 30, 1999.

       NAME                   AGE                           POSITION
----------------------------------------------------------------------------------------------------
Michael A. McLain             49        Chief Executive Officer, President, and Director

Bryan J. Carey                39        Executive Vice President, Chief Financial Officer,
                                        Treasurer, Assistant Secretary, and Managing
                                        Director - Europe

James D. Hall                 49        Senior Vice President, Chief Marketing Officer, Managing
                                        Director - Peltor(R) Communications, North
                                        America

James H. Floyd                44        Vice President, Logistics and Business Director - Consumer

Joseph P. Marlette            56        Vice President, Manufacturing and Research and Development

M. Rand Mallitz               57        Senior Vice President and General Manager, E-A-R(R)
                                        Specialty Composites

D. Garrad (Gary) Warren       47        Vice President, North American Industrial Safety Sales and
                                        Managing Director - International

James M. Phillips             47        Vice President, Human Resources

Rahul Kapur                   48        Vice President, Corporate Development and Business
                                        Manager - SRx

Norman W. Alpert*             41        Chairman of the Board of Directors

Daniel S. O'Connell           45        Director

Arthur J. Nagle               61        Director

Bryan P. Marsal               48        Director

William E. Kassling           55        Director

Robert Rothberg               50        Director

Margaret J. Hanratty*         51        Director

John D. Curtin, Jr.           66        Director

* Member of Audit Committee and Compensation Committee

Michael A. McLain has been President and Chief Executive Officer of Aearo Corporation since January 1998. Prior to joining Aearo he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is also a director of Auburn University, Park Tudor School, Pleasant Run Children's Homes and Little Rapids Corporation.

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

M. Rand Mallitz joined the Company in January 1992 as Vice President and General Manager, E-A-R(R) Specialty Composites. He was Vice President and General Manager of the Caulk Cartridge Division of Sonoco Products in 1991, and prior to that he was President/CEO of Roth Office Products.

D. Garrad (Gary) Warren joined the Company in November 1999 and holds the position of Vice President, North American Industrial Safety Sales. Most recently, he was Senior Vice President - Marketing and New Business Development for Spectrum Brands in St. Louis, Missouri. Prior to that, Gary was Senior Vice President, Sales and Customer Development for International Home Foods in Parsippany, New Jersey.

James M. Phillips joined the Company in May 1998 as Vice President, Human Resources. He worked for Dow Chemical Company for more than 20 years and has worked in recruiting, training and compensation for many diverse divisions of Dow.

Rahul Kapur joined the Company in April 1998 as Vice President of Corporate Development. He joined DowBrands in 1985 in New Product Development and was Director of Marketing for Europe. He began his career with Richardson Vicks and Unilever.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Advanced Organics, Inc. and a director of Siegel & Gale Corporation, Cluett American Corp., Remington Products Company, L.L.C. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995 and Chairman in February 1998.

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

Arthur J. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Advanced Organics, Inc., Remington Products Company, L.L.C., and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

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

William E. Kassling is Chairman and Chief Executive Officer of Wabtec Corporation, a manufacturer of value added equipment for locomotives, railway freight cars and passenger transit vehicles. Prior to joining Westinghouse Air Brake Company in 1984, Mr. Kassling was with American Standard Incorporated, Clark Equipment Company and Boston Consulting Group. Mr. Kassling is a director of Commercial Intertech, DRAVO Corporation, the Historical Society of Western Pennsylvania, La Rouche College and Scientific Atlanta, Inc. He became a director of the Company in July 1998.

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

The number of directors of the Company is fixed at nine. Under a stockholders' agreement among Aearo, Vestar, Cabot, and the Management Investors dated July 11, 1995 (the "Stockholders' Agreement"), Vestar has the right to designate five directors, Cabot has the right to designate two directors, and the Management Investors have the right to designate two directors. Messrs. Alpert, O'Connell, Nagle, Kassling and Marsal are the directors designated by Vestar. Mr. Rothberg and Ms. Hanratty are the directors designated by Cabot. Mr. McLain and Mr. Curtin are currently the directors designated by the Management Investors. See
Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement -- Election and Removal of Directors." The term of office of each director ends when his or her successor has been elected at the next following annual meeting of stockholders and qualified or upon his or her removal or resignation.

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

ITEM 11.  EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company (the "Named Executive Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION
                                                                                       ALL OTHER
                                                     FISCAL                              ANNUAL
                                                      YEAR     SALARY       BONUS     COMPENSATION
                                                     ---------------------------------------------
Michael A. McLain                                     1999    $439,754    $191,309    $ 56,416(1)
  Chief Executive Officer, President, and Director    1998    $283,336    $120,000    $ 53,239

Daniel P. O'Connor                                    1999    $223,668    $ 80,784    $542,911(2)
  Formerly Vice President, Sales -- North America     1998    $220,008    $ 79,200    $ 37,333
                                                      1997    $199,333    $ 44,000    $ 19,661

M. Rand Mallitz                                       1999    $187,500    $ 69,552    $ 19,069(3)
  Senior Vice President and General Manager,          1998    $180,000    $ 64,800    $ 15,641
  E-A-R(R) Specialty Composites                       1997    $163,666    $ 50,000    $ 17,618

Bryan J. Carey                                        1999    $213,668    $ 80,811    $ 43,614(4)
  Executive Vice President, Chief Financial Officer,  1998    $197,502    $ 73,800    $ 15,512
  Treasurer, Assistant Secretary and Managing         1997    $177,667    $ 30,000    $ 17,066
  Director -- Europe

James D. Hall                                         1999    $213,588    $ 77,939    $ 20,307(5)
  Senior Vice President, Chief Marketing Officer      1998    $205,008    $ 73,800    $ 18,365
  and Managing Director -- Peltor Communications,     1997    $179,750    $ 41,000    $ 19,740
  North America


(1) Includes contributions made on behalf of Mr. McLain to the Company's 401(k) Savings Plan ($7,800); to the Company's Cash Balance Plan ($7,422); and to the Company's Supplemental Executive Retirement Plan ($41,194).

(2) Includes contributions made on behalf of Mr. O'Connor to the Company's 401(k) Savings Plan ($5,478); to the Company's Cash Balance Plan ($7,422); to the Company's Supplemental Executive Retirement Plan ($11,731); and $518,280 attributed to Mr. O'Connor's separation from the Company.

(3) Includes contributions made on behalf of Mr. Mallitz to the Company's 401(k) Savings Plan ($5,169); to the Company's Cash Balance Plan ($8,422); and to the Company's Supplemental Executive Retirement Plan ($5,478).

(4) Includes contributions made on behalf of Mr. Carey to the Company's 401(k) Savings Plan ($7,650); to the Company's Cash Balance Plan ($7,872); and to the Company's Supplemental Executive Retirement Plan ($11,008). Also includes relocation allowance payment associated with the relocation of the Corporate Headquarters ($17,084).

(5) Includes contributions made on behalf of Mr. Hall to the Company's 401(k) Savings Plan ($4,964); to the Company's Cash Balance Plan ($7,672); and to the Company's Supplemental Executive Retirement Plan ($7,671).

During fiscal 1999 there were no grants of options to purchase Aearo Common Stock issued to named executive officers.

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive Officers at the end of fiscal 1999. None of the Named Executive Officers exercised any stock options during fiscal 1999.

                                                                             VALUE OF OUTSTANDING
                          SHARES                  NUMBER OF BENEFICIAL       IN-THE-MONEY OPTIONS
                         ACQUIRED      VALUE   OPTIONS AT FISCAL YEAR-END    AT FISCAL YEAR-END(1)
      NAME             ON EXERCISE   REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------------------------------------------------------------------------------------------
Michael A. McLain           --          --          --          1,100          $0          $0
Daniel P. O'Connor          --          --          --            250           0           0
M. Rand Mallitz             --          --          --            156           0           0
Bryan J. Carey              --          --          --            313           0           0
James D. Hall               --          --          --            250           0           0

(1) There was no public market for the Aearo Common Stock as of September 30, 1999. Accordingly, these values have been calculated on the basis of an assumed fair market value of $600 per share.

DIRECTOR COMPENSATION

Directors (other than two Directors unaffiliated with Cabot or Vestar (the "Outside Directors")) serve without compensation (other than reimbursement of expenses) in connection with rendering services as such. The Outside Directors receive $10,000 annually for their service as Directors and an additional $2,500 per meeting, plus reimbursement of expenses. In connection with their appointment, Outside Directors were given the opportunity to purchase a limited number of shares of Aearo Common Stock; during fiscal 1999, Bryan Marsal, one of the Outside Directors, purchased 250 shares at a price of $200 per share. In connection with such purchases Mr. Marsal became party to the Stockholders' Agreement. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement."


EMPLOYEE STOCK AND OTHER BENEFIT PLANS

STOCK PURCHASE PLAN. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. In connection with Mr. Curtin's retirement as President and Chief Executive Officer, neither the Company nor Mr. Curtin exercised their right to require repurchase of 3,712.5 of the shares of common stock owned by Mr. Curtin. Such shares are no longer deemed to be covered by the Stock Purchase Plan. Under the Stock Purchase Plan, 15,000 shares of Aearo Common Stock have been reserved for purchase by the Company's executive officers and other senior members of management as determined by the Board of Directors. As of December 15, 1999, 13,825 of such shares were issued and outstanding.

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

Each of the Executive Plan and the 1997 Option Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of December 1, 1999, Non-qualified options to acquire 7,666.25 shares at a price of $600 per share, and 1,466.25 shares at a price of $800 per share have been granted to officers and key employees of the Company under the Company's stock option plans and 5,867.5 options remain available for issuance; of outstanding options, 2,568.75 in the aggregate have been granted to executive officers, including Mr. McLain (1,100 options), Mr. O'Connor (250 options), Mr. Hall (400 options), Mr. Carey (562.5 options) and Mr. Mallitz (256.25 options). The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and
(ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan or 1997 Option Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

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

SUPPLEMENTAL SEVERANCE PAY PLAN. The Company has adopted a severance pay policy providing certain executive officers and key employees with salary continuation in the event of a termination. The plan generally provides for one month's base pay for each full year of service with a minimum amount payable of three months and a maximum amount payable of twelve months.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Company has adopted a supplemental executive retirement plan, which is a non-qualified plan under the Code, and which provides unfunded deferred compensation benefits to certain individuals who's salary exceeds the Qualified Plan Compensation Limit set forth by the Internal Revenue Service (IRS). Pursuant to the plan, participants are credited annually with amounts representing 8% of compensation in excess of that amount of compensation in excess of the Qualified Plan Compensation Limit.

DEFERRED COMPENSATION PLAN. The Company has adopted a Deferred Compensation Plan which is a non-qualified savings plan under the IRS code and which provides officers and paid directors the opportunity to defer the receipt of base salary and/or bonus. The plan is effective for fiscal years beginning with fiscal year 2000 and provides unfunded deferred compensation payments upon a participant's retirement or termination from the Company. Participant deferrals are credited annually with amounts based upon long-term bond rates and with amounts replicating the Company match in the 401(K) for savings from income above the qualified plan limits.

401(k) PLAN. The Company has adopted a savings plan (the "Savings Plan"), which is qualified under Section 401(a) and 401(k) of the Code. All regular employees of the Company in the United States are eligible to participate in the Savings Plan after six months of service. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company will make a matching contribution. The Company matches 50.0% of the first 6.0% of compensation contributed. The maximum contribution for any participant for any year is 15.0% of such participant's eligible compensation, not to exceed the 401(k) plan elective deferral limit set forth by the IRS. Contributions to the Savings Plan will be invested, as the employee directs, in a money market fund, income fund, growth and income fund, growth fund, or asset allocation fund.

PENSION PLAN. The Company has adopted a cash balance plan. Under such plan, the Company will provide participants with annual credits of 4.0% of eligible compensation up to the Social Security Wage Base as set forth annually by the Social Security Administration and Department of Health and Human Services. An additional annual credit of 8.0% of eligible compensation from the Social Security Wage Base up to the Qualified Plan Compensation Limit set forth by the Internal Revenue Service (IRS) is provided. All balances in the accounts of participants will be credited with interest based on the prior year's U.S Treasury bill rate. At retirement, participants eligible for benefits may receive the balance standing in their account in a lump sum or as a monthly pension having equivalent actuarial value. The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, assuming in each case that such officers elects payment over time rather that in a lump sum:


                                                        ANNUAL
                                                       BENEFITS
          NAME AND PRINCIPAL POSITION                   PAYABLE
          ---------------------------                  ---------


 Michael A. McLain ....................................  $23,404
     President and Chief Executive Officer

 Daniel P. O'Connor ...................................  $20,731
     Formerly Vice President, Sales

 M. Rand Mallitz ......................................  $17,098
     Senior Vice President and General Manager,
     E-A-R(R) Specialty Composites

 Bryan J. Carey .......................................  $64,231
     Executive Vice President, Chief Financial
     Officer, Treasurer, Assistant Secretary and
     Managing Director -- Europe

 James D. Hall ........................................  $29,496
     Senior Vice President, Chief Marketing Officer
     and Managing Director -- Peltor Communications,
     North America


--------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has a compensation committee of the Board of Directors. As of December 1, 1999 the committee consists of Messrs. Alpert and McLain and Ms. Hanratty, three directors of the Company. This committee makes all executive officer compensation decisions, with Mr. McLain abstaining with respect to decisions affecting his own compensation, and reviews them with the full Board of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 15, 1999. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.

                                                                    NUMBER OF
                                                                      SHARES         PERCENTAGE OF
                                                                     OF AEARO         OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                               COMMON STOCK          SHARES
--------------------------------------------------------------------------------------------------
Vestar Equity Partners, L.P.(1) ...........................            42,500            41.44%
  245 Park Avenue
  New York, New York ......................................                              10017

Cabot CSC Corporation(2) ..................................            42,500            41.44%
  75 State Street, 13th Floor
  Boston, Massachusetts ...................................                              02109

Michael A. McLain .........................................             4,050             3.95%
John D. Curtin, Jr ........................................             3,713             3.62%
Bryan J. Carey ............................................             1,500             1.46%
James D. Hall .............................................             1,050             1.02%
Daniel P. O'Connor ........................................             1,050             1.02%
Norman W. Alpert(3) .......................................            42,500            41.44%
Daniel S. O'Connell(3) ....................................            42,500            41.44%
Arthur J. Nagle(3) ........................................            42,500            41.44%
Robert Rothberg(4) ........................................            42,500            41.44%
Margaret J. Hanratty(4) ...................................            42,500            41.44%
Bryan P. Marsal ...........................................               250                *
William E. Kassling .......................................               250                *
M. Rand Mallitz ...........................................               950                *
Directors and executive officers as a group (14 persons)(5)           101,313            98.81%

-------------------------------------
* Less than 1%.

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

(2) The board of directors of Cabot CSC Corporation controls the voting and investment of the shares of Aearo Common Stock held by Cabot CSC Corporation. Cabot CSC Corporation is a wholly-owned subsidiary of Cabot. Cabot appoints the directors of Cabot CSC Corporation and exercises ultimate voting and investment power with respect to all shares held of record by Cabot CSC Corporation. Cabot is a publicly held company and, accordingly, no single stockholder, director or officer of Cabot is deemed to have or share such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the shares of Aearo Common Stock owned of record by Cabot CSC Corporation is beneficially owned by any stockholder, director or officer of Cabot.

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

(5) Cabot, Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement." Does not include 1,225 shares of Aearo Common Stock held by Management Investors who are not executive officers.


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

STOCK OWNERSHIP AND STOCKHOLDERS' AGREEMENT

Prior to the Formation Acquisition, Cabot owned 100% of the outstanding shares of the Subsidiary, which enabled Cabot to elect all of the directors of the Subsidiary. As of December 15, 1999, (i) Cabot indirectly owns 41.4% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding,
(ii) Vestar owns 41.4% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding and (iii) 17.2% of the Aearo Common Stock has been issued to management and certain directors (collectively the Management Investors). Cabot, Vestar and the Management Investors (the "Stockholders") own 100% of the outstanding shares of Aearo Common Stock and will elect all of the directors of Aearo and determine the outcome of all matters requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of Aearo, and will have the power to prevent or cause a change in control of Aearo, in each case subject to such restrictions, limitations and conditions as may be imposed under the Stockholders' Agreement. There can be no assurance as to how long any of Cabot, Vestar or the Management Investors will hold their shares of Aearo Common Stock.

Cabot, Vestar, and the Management Investors have entered into the Stockholders' Agreement which provides for, among other things, the matters described below.

ELECTION AND REMOVAL OF DIRECTORS. The Stockholders' Agreement provides that the Board of Directors of the Company shall consist of nine members. Currently there are nine directors serving. The parties agreed to vote all shares of Aearo Common Stock owned or controlled by them so as to elect as members of the Board of Directors persons designated as follows: (i) Vestar designates three directors so long as the Vestar Relative Percentage (as defined below) is at least 75% or Vestar and its affiliates beneficially own on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (ii) Cabot may designate two directors so long as the Cabot Relative Percentage (as defined below) is at least 75% or Cabot and its affiliates own beneficially on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition),

(iii) Vestar may designate two additional directors who are not partners, officers or employees of any of Vestar or its affiliates so long as the Vestar Relative Percentage is as least 75% or Vestar and its affiliates beneficially own at least 31,875 shares of Aearo Common Stock (75% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), provided that Vestar must notify Cabot in writing in advance of the identities of these director nominees and obtain Cabot's approval thereof, which may not be unreasonably withheld, and (iv) the Management Investors may designate two directors so long as the Management Investors together own beneficially on a fully diluted basis at least 3,750 shares of Aearo Common Stock (25% of the shares of Aearo Common Stock acquired by all Management Investors in the Formation Acquisition), provided that the two designees of the Management Investors must be the principal executive officer and the principal operating officer of the Company. Currently only one designee of the Management Investors is serving on the Board of Directors. The foregoing provisions relating to the election of directors terminate in the event that both Cabot and its affiliates, on the one hand, and Vestar and its affiliates, on the other hand, own on a fully diluted basis fewer than 4,250 shares of Aearo Common Stock (10% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition). The term "Vestar Relative Percentage" means a percentage reflecting (a)(i) $31 million plus (ii) the amount paid for capital stock of Aearo by Vestar and its Affiliates after the Formation Acquisition less (iii) the value (based on price per share) of all shares of Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates in the Formation Transaction and no longer held by them, less (iv) the value of all shares of the Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates after the Formation Acquisition and no longer held by them, as a percentage of (b) the amount calculated pursuant to clause (a) for Cabot and its affiliates for such date. The term "Cabot Relative Percentage" has a correlative meaning focused on Cabot's remaining investment in Aearo capital stock relative to Vestar's.

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

MANAGEMENT ADVISORY AGREEMENT. In connection with the Formation Acquisition, the Company became a party to a management advisory agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year to be shared by Cabot and Vestar based on their relative equity ownership of the Company. Pursuant to the Management Advisory Agreement, each of Vestar and Cabot received $352,806 (including $58,144 to each party as an advisory fee relative to fiscal year 1998) with respect to fiscal 1999, $217,063 (including a $19,456 reduction to each party as an advisory fee adjustment for fiscal 1997) with respect to fiscal 1998, $311,949 (including $55,975 to each party as an advisory fee adjustment relative to fiscal 1996) with respect to fiscal 1997 and $200,000 to each party with respect to fiscal 1996. Messrs. Alpert, O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar. Mr. Rothberg and Ms. Hanratty, two of the directors for the Company, are affiliated with Cabot in the capacities described under Item 11, "Management -- Directors and Executive Officers" and, accordingly, benefit indirectly from any payments received by Cabot.

MANAGEMENT LOANS. The Company has made available to certain Management Investors loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by the Aearo Common Stock purchased with the proceeds thereof, (ii) have a term of between 5 and 10 years, (iii) bear interest at an annual rate between 6..31% and 7%, and
(iv) are subject to mandatory prepayment in the event the employment of such Management Investor terminates. At September 30, 1999, amounts outstanding under such loans to Messrs. McLain, Kapur, Marlette, Floyd, Carey, O'Connor, Mallitz, Hall, and Phillips were $607,500, $123,916, $123,916, $123,916, $100,000,
$81,000, $75,780, $60,955 and $61,958, respectively.

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
                and between Aearo Company (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition Corporation with Respect to the Installment Sale Agreement dated September 1, 1978 by and between the Department of Community Affairs and Economic Development of the State of Delaware and Specialty Composites Corporation (Predecessor to Cabot Safety Corporation) Pertaining to Real Property Located in New Castle County, Delaware, Tax Parcel Number 11-010.00-003 (Delaware IRB). (Incorporated by reference to Exhibit No. 2.17 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

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

    10.15   --  Sublease, dated April 16, 1990, between American Optical
                Corporation and Aearo Company (formerly, Cabot Safety Corporation), pertaining to Southbridge, Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

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

    10.26   --  Fourth Amendment to Credit Agreement, dated as of December 4,
                1998, by and among Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

    10.27   --  Aearo Corporation 1997 Stock Option Plan Agent (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30,
                1998).

    12.1**  --  Statements re: Computation of Ratios.

    21.1*   --  List of Subsidiaries.

    24.1**  --  Powers of Attorney (see page 64 of this report).

    27.1**  --  Financial Data Schedule.

----------------

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-1, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**   Filed herewith.

(b)  Financial Statement Schedules
     See page 63 of this report

(c)  Reports on Form 8-K

  On October 2, 1998, the Company filed a Current Report on Form 8-K containing its press release regarding certain restructuring charges.

  On October 22, 1998, the Company filed a Current Report on Form 8-K containing its press release regarding settlement of the Gargoyles litigation.

  On August 2, 1999, the Company filed a Current Report on Form 8-K containing its press release regarding certain the acquisition of Safety Optical, Inc of Athens, Tennessee.

  On November 3, 1999, the Company filed a Current Report on Form 8-K containing its press release regarding the acquisition of Norhammer Limited of Ontario, Canada.

                                   SCHEDULE II

                                AEARO CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
             For the years ended September 30, 1997, 1998, and 1999
                             (Dollars in thousands)

                                                             Additions
                                                      -----------------------         Net
                                         Balance at   Provisions     Charged       Deductions       Balance
                                         beginning    Charged to     to Other         From          at end
                                         of Period    Operations     Accounts      Allowances      of Period
                                         -------------------------------------------------------------------
Year ended September 30, 1997
  Bad Debt Reserve                          1,200          622        100  A          (621)         1,301
  Sales Returns & Allowances Reserve        1,519          203          --            (838)           884

Year ended September 30, 1998
  Bad Debt Reserve                          1,301          497          --            (559)         1,239
  Sales Returns & Allowances Reserve          884           --          --            (285)           599
  Restructure Reserve                          --       11,585          --          (8,595)         2,990

Year ended September 30, 1999
  Bad Debt Reserve                          1,239          594          --            (537)         1,296
  Sales Returns & Allowances Reserve          599           --          --             (26)           573
  Restructure Reserve                       2,990           --          --          (2,938)            52

NOTES:
  A. Accrued liabilities.

                                   SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Aearo Corporation


Date:  December 1, 1999               By:  /s/ Michael A. McLain
                                           -------------------------------------
                                           Michael A. McLain
                                           President and Chief Executive Officer


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


Date: November 3, 1999              /s/ Michael A. McLain
                                    --------------------------------------------
                                    Michael A. McLain
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)


Date: November 3, 1999              /s/ Bryan J. Carey
                                    --------------------------------------------
                                    Bryan J. Carey
                                    Vice President, Chief Financial
                                    Officer, Treasurer and Assistant
                                    Secretary (Principal Accounting Officer)


Date: November 8, 1999              /s/ John D. Curtin, Jr.
                                    --------------------------------------------
                                    John D. Curtin, Jr., Director


Date: November 3, 1999              /s/ Norman W. Alpert, Director
                                    --------------------------------------------

Date: November 3, 1999              /s/ Robert Rothberg
                                    --------------------------------------------
                                    Robert Rothberg, Director


Date: November 3, 1999              /s/ Margaret J. Hanratty
                                    --------------------------------------------
                                    Margaret J. Hanratty, Director

Date: November 3, 1999              /s/ Arthur J. Nagle, Director
                                    --------------------------------------------

Date: November 3, 1999              /s/ Daniel S. O'Connell, Director
                                    --------------------------------------------

Date: November 3, 1999              /s/ William Kassling, Director
                                    --------------------------------------------

Date: November 3, 1999              /s/ Bryan Marsal
                                    --------------------------------------------
                                    Bryan Marsal, Director


        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        No annual report or proxy material relating to the Registrant's fiscal year ended September 30, 1999 has been sent to security holders of the Registrant.

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------
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

EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------

  2.11      --  Assumption Agreement, dated as of July 11, 1995, by Aearo
                Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. in favor of Cabot Corporation, Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety Limited. (Incorporated by reference to Exhibit No.
                2.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

  2.12      --  Worldwide Trademark Assignment, dated July 11, 1995, by Aearo
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
                and between Aearo Company (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition Corporation with Respect to the Installment Sale Agreement dated September 1, 1978 by and between the Department of Community Affairs and Economic Development of the State of Delaware and Specialty Composites Corporation (Predecessor to Cabot Safety Corporation) Pertaining to Real Property Located in New Castle County, Delaware, Tax Parcel Number 11-010.00-003 (Delaware IRB). (Incorporated by reference to Exhibit No. 2.17 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

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

EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------

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
                11, 1995, as amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation),
                Cabot Safety Acquisition

EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------

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

  10.15     --  Sublease, dated April 16, 1990, between American Optical
                Corporation and Aearo Company (formerly, Cabot Safety Corporation), pertaining to Southbridge, Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------

  10.16*    --  Aearo Corporation (formerly, Cabot Safety Holdings
                Corporation) Amended and Restated 1995 Employee and Non-Employee
                Director Stock Purchase Plan.

  10.17*    --  Form of Executive Security Purchase Agreement.

  10.18*    --  Aearo Corporation (formerly, Cabot Safety Holdings
                Corporation) Executive Stock Option Plan.

  10.19*    --  Amended and Restated US Subsidiary Guaranty dated July 11,
                1995 delivered by Cabot Safety Intermediate Corporation, CSC
                FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of
                Bankers Trust Company.

  10.20*    --  Aearo Corporation (formerly, Cabot Safety Holdings
                Corporation) 1996 Stock Option Plan.

  10.21*    --  Form of Incentive Stock Option Agreement under the Aearo
                Corporation (formerly, Cabot Safety Holdings Corporation) 1996
                Stock Option Plan.

  10.22*    --  Form of Non-Qualified Stock Option Agreement for Company
                Employees under the Aearo Corporation (formerly, Cabot Safety
                Holdings Corporation) 1996 Stock Option Plan.

  10.23*    --  Employment Agreement between Peltor AB and Leif Palmact, dated
                January 1, 1996.

  10.24*    --  Employment Agreement between Peltor AB and Leif Anderzon, dated January 1, 1996.

  10.25*    --  Amended and Restated US Subsidiary Guaranty dated July 11,
                1995 as amended and restated as of May 30, 1996, delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern
                Safety Equipment Co., Inc. in favor of Bankers Trust Company.

  10.26     --  Fourth Amendment to Credit Agreement, dated as of December 4,
                1998, by and among Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

  10.27     --  Aearo Corporation 1997 Stock Option Plan (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

  12.1**    --  Statements re: Computation of Ratios.

  21.1*     --  List of Subsidiaries.

  24.1**    --  Powers of Attorney. (See page 64 of this report)

  27.1**    --  Financial Data Schedule.


------------------------

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-1, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**      Filed herewith.