Form 10-Q
period 1999-12-31
AEARO CORP
filed 2000-02-09
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED DECEMBER 31, 1999

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999
          (UNAUDITED) AND SEPTEMBER 30, 1999                                    3-4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998                 5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998                 6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)      7-12

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                             13-17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            18

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                     19

ITEM 2.   CHANGES IN SECURITIES                                                 19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                       19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                   19

ITEM 5.   OTHER INFORMATION                                                     19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                      19


SIGNATURE PAGE                                                                  20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEETS -- ASSETS

                             (DOLLARS IN THOUSANDS)

                                                                           DECEMBER 31,  SEPTEMBER 30,
                                                                              1999          1999
                                                                           ------------  -------------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  4,186       $  4,050
  Accounts receivable (net of reserve for doubtful accounts of $1,322
      and $1,296 respectively)                                                39,399         43,801
  Inventories                                                                 37,959         33,286
  Deferred and prepaid expenses                                                4,229          3,750
                                                                            --------       --------

      Total current assets                                                    85,773         84,887
                                                                            --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                                            55,087         55,881

INTANGIBLE ASSETS, NET                                                       136,284        137,776

OTHER ASSETS                                                                   3,280          3,749
                                                                            --------       --------


      Total assets                                                          $280,424       $282,293
                                                                            ========       ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                AEARO CORPORATION

  CONDENSED CONSOLIDATED BALANCE SHEETS -- LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                      1999               1999
                                                                   ------------      -------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                $  15,958          $  16,093
   Accounts payable and accrued liabilities                            37,219             40,528
   Accrued interest                                                     6,593              3,400
   U.S. and foreign income taxes                                        3,781              3,758
                                                                    ---------          ---------

         Total current liabilities                                     63,551             63,779
                                                                    ---------          ---------

LONG-TERM DEBT                                                        199,414            198,716

DEFERRED INCOME TAXES                                                     609                825

OTHER LIABILITIES                                                       2,521              2,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -
     Authorized -- 200,000 shares
     Issued and outstanding -- 45,000 shares                               --                 --
   Common stock, $.01 par value -
     Authorized -- 200,000 shares
     Issued and outstanding -- 102,538 and 105,338 at
     December 31, 1999 and September 30, 1999, respectively                 1                  1
   Additional paid-in capital                                          32,548             32,566
   Accumulated deficit                                                 (8,989)            (9,662)
   Cumulative foreign currency translation adjustments                 (9,231)            (6,431)
                                                                    ---------          ---------

         Total stockholders' equity                                    14,329             16,474
                                                                    ---------          ---------

         Total liabilities and stockholders' equity                 $ 280,424          $ 282,293
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

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                                  FOR THE THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                   1999               1998
                                                                 ---------          ---------

NET SALES                                                        $  72,194          $  69,113

COST OF SALES                                                       38,648             38,584
                                                                 ---------          ---------

         Gross profit                                               33,546             30,529

SELLING AND ADMINISTRATIVE                                          23,608             21,623

RESEARCH AND TECHNICAL SERVICES                                      1,327              1,137

AMORTIZATION OF INTANGIBLES                                          1,725              1,713

OTHER CHARGES (INCOME), NET                                            (35)               236
                                                                 ---------          ---------

         Operating income                                            6,921              5,820

INTEREST EXPENSE, NET                                                5,947              6,324
                                                                 ---------          ---------

         Income (loss) before provision for income taxes               974               (504)

PROVISION FOR INCOME TAXES                                             301                394
                                                                 ---------          ---------

         Net income (loss)                                             673               (898)

PREFERRED STOCK DIVIDEND ACCRUED                                     2,492              2,195
                                                                 ---------          ---------

         Net loss applicable to Common Shareholders                 (1,819)            (3,093)
                                                                 =========          =========


BASIC AND DILUTED LOSS PER COMMON SHARE                          $  (17.74)         $  (30.22)
                                                                 =========          =========


DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 102,538            102,338
                                                                 =========          =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                ---------------------------
                                                                                   1999            1998
                                                                                  -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $   673        $  (898)
   Adjustments to reconcile net income (loss) to cash provided by operating activities -
     Depreciation                                                                   2,440          2,506
     Amortization of intangible assets and deferred financing costs                 2,202          2,205
     Deferred income taxes                                                             28            (28)
     Other, net                                                                         7             (2)
     Changes in assets and liabilities -
       Accounts receivable                                                          2,715          5,267
       Inventories                                                                 (3,796)        (1,033)
       Accounts payable and accrued liabilities                                       805         (1,727)
       Other, net                                                                     303            (80)
                                                                                  -------        -------

              Net cash provided by operating activities                             5,377          6,210
                                                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                      (1,937)        (2,050)
   Acquisition of Norhammer                                                        (3,620)            --
   Proceeds provided by disposals of property, plant and equipment                     10              3
                                                                                  -------        -------

              Net cash used by investing activities                                (5,547)        (2,047)
                                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) revolving credit facility, net                      5,250         (2,600)
   Repayment of term loans                                                         (3,627)        (3,132)
   Repayment of long-term debt                                                       (122)        (1,032)
   Repurchase of common stock, net                                                     --            (17)
   Issuance of shareholder notes, net                                                 (18)            --
                                                                                  -------        -------

              Net cash provided (used) by financing activities                      1,483         (6,781)
                                                                                  -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (1,177)          (176)
                                                                                  -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      136         (2,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      4,050          6,737
                                                                                  -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 4,186        $ 3,943
                                                                                  =======        =======

CASH PAID FOR:
   Interest                                                                       $ 2,285        $ 3,005
                                                                                  =======        =======
   Income taxes                                                                   $   331        $   248
                                                                                  =======        =======


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (UNAUDITED)


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

 (2)   FORMATION ACQUISITION AND FINANCING

       Aearo Corporation, a Delaware corporation, and its direct wholly-owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as "the Company") manufactures and sells products under the brand names: AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures and sells a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

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

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (UNAUDITED)


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

       Intangible Assets. Intangible assets consist primarily of goodwill, patents, and trademarks purchased in business acquisitions. Intangible assets are amortized on the straight-line basis over either 25 years or an estimated useful life, whichever is shorter.

       Loss per Common Share. Loss per common share has been computed by dividing loss applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price.

       Comprehensive Income. The Company's only item of comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statements of operations comprehensive income would be approximately $2.8 million and $1.4 million less than reported net income (loss) due to foreign currency translation adjustments for the three months ended December 31, 1999, and 1998, respectively.

       Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an Amendment of SFAS No. 133 issued in June 1999) no later than the first quarter of the fiscal year beginning October 1, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended by SFAS No. 137, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after either January 1, 1998 or January 1, 1999, as selected by the company.

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (UNAUDITED)


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

 (4)   INVENTORIES

       Inventories consisted of the following (dollars in thousands)

                                                          DECEMBER 31,     SEPTEMBER 30,
                                                              1999             1999
                                                          ------------     -------------
                                                           (unaudited)

                                Raw materials               $ 9,364         $ 8,725
                                Work in process               8,786           7,649
                                Finished goods               19,809          16,912
                                                            -------         -------

                                                            $37,959         $33,286
                                                            =======         =======

       Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(5)    DEBT

       The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the SeniorBank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at December 31, 1999. At December 31, 1999, the amounts outstanding on the term loans and the revolving credit facility were approximately $101.3 million and $11.1 million, respectively.

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (UNAUDITED)


(6)    COMMITMENTS AND CONTINGENCIES

       Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

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

       The $11.6 million charge included a $6.1 million provision for inventories and product returns for products that were discontinued. The charge also provided $1.1 million for certain property, plant and equipment for which the Company determined there was no future use, and $0.1 million related to intangibles on an abandoned product line. In addition, the charge provided $4.3 million to cover mainly employee severance and other contractual obligations.

       As of December 31, 1999, these restructuring initiatives were substantially completed and the associated accruals had been depleted.

(8)    ACQUISITIONS

       On October 28, 1999, the Company acquired Ontario based Norhammer Limited for approximately Canadian $5.5 million. The transaction was accounted for using the purchase method of accounting, and accordingly, the operating results of Norhammer have been included with those of the Company subsequent to October 28, 1999.

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (UNAUDITED)


(9)    SEGMENT REPORTING

       The Company manufactures and sells products under the brand names:
       AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

       NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT (DOLLARS IN
       THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,

                                                                1999            1998

               Safety Products                                 $51,674         $50,743
               Safety Prescription Eyewear                       9,028           8,197
               Specialty Composites                             11,492          10,173
                                                               -------         -------
               TOTAL                                           $72,194         $69,113
                                                               =======         =======


       Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $1.1 million and $1.0 million for the three months ended December 31, 1998 and 1999, respectively. The intersegment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (UNAUDITED)



       EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                     DECEMBER 31

                                                                               1999                 1998
          Safety Products                                                    $ 9,985             $ 8,316
          Safety Prescription Eyewear                                            540                 576
          Specialty Composites                                                 1,035                 703
          Reconciling Items                                                     (459)                460
                                                                             -------             -------
          Total EBITDA                                                        11,101              10,055

          Depreciation                                                         2,440               2,506
          Amortization                                                         1,725               1,713
          Non-operating Costs                                                     15                  16
          Interest                                                             5,947               6,324
                                                                             -------             -------
          Income (Loss) before provision for income taxes                    $   974             $  (504)
                                                                             =======             =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including notes thereto. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in such forward-looking statements. The factors that might cause such a difference include, among others, the following: risks associated with indebtedness; risks related to acquisitions; risks associated with the conversion to a new management information system; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.

                          1999 COMPARED TO 1998 RESULTS
                         THREE MONTHS ENDED DECEMBER 31
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended              Three Months Ended
                                          ------------------              ------------------         Change - Favorable
                                                                                                        (Unfavorable)
                                      December 31,   Percent of    December 31,      Percent of         -------------
                                         1999         Net Sales        1998           Net Sales      Amount       Percent
Net Sales
   Safety Products                     $ 51,674           71.6       $ 50,743             73.4       $   931          1.8
   Safety Prescription Eyewear            9,028           12.5          8,197             11.9           831         10.1
   Specialty Composites                  11,492           15.9         10,173             14.7         1,319         13.0
                                       --------        -------       --------          -------       -------
     Total net sales                     72,194          100.0         69,113            100.0         3,081          4.5
Cost of Sales                            38,648           53.5         38,584             55.8           (64)        (0.2)
                                       --------        -------       --------          -------       -------
   Gross profit                          33,546           46.5         30,529             44.2         3,017          9.9
Operating Expenses-
   Selling and administrative            23,608           32.7         21,623             31.3        (1,985)        (9.2)
   Research and technical services        1,327            1.8          1,137              1.6          (190)       (16.7)
   Amortization of intangibles            1,725            2.4          1,713              2.5           (12)        (0.7)
   Other (income) charges, net              (35)            --            236              0.3           271           --
                                       --------        -------       --------          -------       -------
   Operating income                       6,921            9.6          5,820              8.4         1,101         18.9


Interest expense, net                     5,947            8.2          6,324              9.2           377          6.0
                                       --------        -------       --------          -------       -------
  Income (loss) before provision for
  income  taxes                             974            1.3           (504)            (0.7)        1,478           --
Provision for income taxes                  301            0.4            394              0.6            93         23.6
                                                       -------       --------          -------       -------
Net income (loss)                           673            0.9           (898)            (1.3)        1,571           --
Preferred stock dividend accrued          2,492            3.5          2,195              3.2          (297)       (13.5)
                                       --------        -------       --------          -------       -------
Net loss applicable to
   common shareholders                 $ (1,819)           2.5       $ (3,093)            (4.5)      $ 1,274         41.2
                                       ========        =======       ========          =======       =======
Basic and diluted net loss per
   common share                         $(17.74)                      $(30.22)                       $ 12.48         41.3
                                       ========                      =======                         =======
EBITDA                                 $ 11,101           15.4       $ 10,055             14.5       $ 1,046         10.4
                                       ========        =======       ========          =======       =======

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Net Sales. Net sales in the three months ended December 31, 1999 increased 4.5% to $72.2 million from $69.1 million in the three months ended December 31, 1998. The Safety Products segment net sales in the three months ended December 31, 1999 increased 1.8% to $51.7 million from $50.7 million in the three months ended December 31, 1998. This increase was driven by growth in sales of hearing protection products largely as a result of recent product introductions as well as strong growth in the Company's sales to Consumer accounts. Although the Safety Products local currency billings in Europe were higher in the three months ended December 31, 1999, as compared to the three months ended December 31, 1998, the strength of the US dollar relative to European currencies had the impact of reducing sales by approximately $1.4 million. The Safety Products segment sales for the three months ended December 31, 1999 included $0.4 million of incremental sales due to the acquisition of Norhammer that was purchased on October 28, 1999. The Safety Prescription Eyewear segment net sales in the three months ended December 31, 1999 increased 10.1% to $9.0 million from $8.2 million in the three months ended December 31, 1998. The Safety Prescription Eyewear segment net sales for the three months ended December 31, 1999 included $0.9 million of sales from Safety Optical that was acquired in August 1999. Specialty Composites' net sales in the three months ended December 31, 1999 increased 13.0% to $11.5 million from $10.2 million in the three months ended December 31, 1998. The increase was primarily driven by increased sales into the electronics market and the trucking market.

Gross Profit. Gross Profit in the three months ended December 31, 1999 increased 9.9% to $33.5 million from $30.5 million in the three months ended December 31, 1998. Gross Profit as a percentage of net sales in the three months ended December 31, 1999 increased to 46.5% as compared to 44.2% in the three months ended December 31, 1998. This improvement in the Gross Profit percentage of net sales is primarily due to improved operational control and productivity gains in the manufacturing plants.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended December 31, 1999 increased 9.2% to $23.6 million from $21.6 million in the three months ended December 31, 1998. Selling and administrative expenses as a percentage of net sales in the three months ended December 31, 1999 increased to 32.7% of net sales as compared to 31.3% of net sales in the three months ended December 31, 1998. The increase is primarily due to an increase in selling and marketing as part of the Company 's campaign to build brand awareness and loyalty by more strongly promoting its global brands. The Company increased spending in selling and marketing, in an effort to increase awareness of the Company's brand names.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended December 31, 1999 increased 16.7% to $1.3 million from $1.1 million in the three months ended December 31, 1998. The increase is attributed to additional focus in the design and development of new products and technologies.

Operating Income. Operating income improved 18.9% to $6.9 million in the three months ended December 31, 1999 from $5.8 million in the three months ended December 31, 1998. This improvement was due primarily to increased levels of sales, improved operational control and productivity gains in the manufacturing plants. Operating income as a percentage of net sales in the three months ended December 31, 1999 increased to 9.6% as compared to 8.4% in the three months ended December 31, 1998.

Other Charges (Income), Net. Other charges (income), net was income of $0.04 million for the three months ended December 31, 1999 as compared to expense of $0.2 million for the three months ended December 31, 1998. This change was attributed to a small net foreign currency transaction gain in the three months ended December 31, 1999 as compared to a net foreign currency loss of $0.2 million in the three months ended December 31, 1998.

Provision For Income Taxes. The provision for income taxes decreased 23.6% to $0.3 million in the three months ended December 31, 1999 from $0.4 million in the three months ended December 31, 1998. In the results for the three months ended December 31, 1998, the Company's foreign subsidiaries had taxable income in their foreign jurisdictions, but the domestic subsidiaries had a net operating loss. Although the domestic subsidiaries have a loss carryforward for income tax purposes in the U.S., during the three months ended December 31, 1998 the Company had not recognized any of the tax benefits that will occur in future periods if there is taxable income in the U.S.

Interest Expense, Net. Interest expense, net in the three months ended December 31, 1999 decreased 6.0% to $5.9 million from $6.3 million in the three months ended December 31, 1998. The reduction in interest expense was due to a reduction in average borrowings as well as a reduction in the weighted average interest rates in effect for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998.

Net Income (Loss). For the three months ended December 31, 1999 the Company had net income of $0.7 million as compared to a net loss of $0.9 million for the three months ended December 31, 1998.

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

                               EBITDA CALCULATION
                         THREE MONTHS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                        Three Months Ended                Change
                                           December 31,           Favorable (Unfavorable)
                                       1999          1998          Amount        Percent
                                      -------       -------       -------        -------

Operating Income                      $ 6,921       $ 5,820       $ 1,101        18.9%
Add Backs:
    Depreciation                        2,440         2,506           (66)       (2.6%)
    Amortization of intangibles         1,725         1,713            12         0.7%
    Non-operating costs, net               15            16            (1)       (6.3%)
                                      -------       -------       -------

EBITDA                                $11,101       $10,055       $ 1,046        10.4%
                                      =======       =======       =======


EBITDA for the three months ended December 31, 1999 increased 10.4% to $11.1 million from $10.1 million for the three months ended December 31, 1998. EBITDA as a percentage of net sales in the three months ended December 31, 1999 was 15.4% as compared to 14.5% in the three months ended December 31, 1998. This improvement was due primarily to increased levels of sales, improved operational control and productivity gains in the manufacturing plants.

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

YEAR 2000 COMPLIANCE

The "Year 2000 problem" is a flaw existing in many computer hardware and software programs caused by historical use of dates represented by only two digits (for example, 98 rather than 1998). This causes computer programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working with years outside the range of 1900-1999. To evaluate the impact of this the Company had assembled a "Y2K" cross functional team which assessed the impact of year 2000 compliance with respect to Information Technology (IT) and manufacturing systems as well as the Company's exposure to significant third party risks.

The Company had completed its Y2K preparations on all critical business applications prior to December 31, 1999 and has experienced no significant Y2K related problems to date. As of January 31, 2000, the Company is not aware of any significant Y2K related problems associated with our internal systems or the systems of our vendors, distributors, or customers.

The Company's Y2K preparations included contacting its major customers and vendors regarding their readiness for year 2000 compliance, testing of all Company critical business systems and standardization of personal computer hardware and software systems.

Since the majority of the Company's products are passive in nature and do not utilize date sensitive chip technologies, it was not anticipated that product returns could materially impact the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at December 31, 1999. At December 31, 1999, the amounts outstanding on the Term Loans and the Revolving Credit Facility were approximately $101.3 million and $11.1 million, respectively.

Maturities under the Company's Term Loans are: $12.0 million for the remainder of fiscal 2000, $20.2 million in fiscal 2001, $33.8 million in fiscal 2002, and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the three months ended December 31, 1999 totaled $5.4 million as compared to $6.2 million for the three months ended December 31, 1998. The decrease of $0.8 million was due primarily to an increase of $2.4 million in the Company's net changes in assets and liabilities, partially offset by a $1.6 million improvement in net income.

Net cash used by investing activities was $5.5 million for the three months ended December 31, 1999 as compared to $2.0 million for the three months ended December 31, 1998. The increase of $3.5 million in net cash used by investing activities is primarily attributed to the acquisition of Ontario based Norhammer Limited for $3.6 million.

Net cash provided by financing activities for the three months ended December 31, 1999 was $1.5 million compared with net cash used by financing activities for the three months ended December 31, 1998 of $6.8 million. The increase of cash provided from financing activities of $8.3 million is primarily attributed to increased borrowings under the revolving credit facility of $5.2 million for the three months ended December 31, 1999 compared to net repayments of $2.6 million in the three months ended December 31, 1998 as the Company utilized the revolver to fund the Norhammer Limited acquisition for $3.6 million, a decrease in the repayment of long term debt of $0.9 million, and an increase of $0.5 million in scheduled principal repayments on the Term Loans. Scheduled principal repayments on the Term Loans were $3.6 million and $3.1 million for the three months ended December 31, 1999, and 1998, respectively.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company expects that sales and profitability over the remainder of fiscal year 2000 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions. It is also anticipated that over the next several years the level of debt service and the requirements placed on the Company through the related financial covenants under the Company's Senior Bank Facilities will require that the Company amend its credit agreement with its syndicate of lenders, or otherwise change its capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to change in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate impact of changes in foreign currencies and interest rates.

FOREIGN CURRENCY RISK

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. In particular, the Company expects that sales and profitability over the remainder of fiscal year 2000 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. To mitigate the impacts of changes in exchange rates the Company executes two hedging programs; one for transaction exposures, and the other for the cash flow impact on European operations. The Company utilizes forward contracts for transaction exposures and a combination of forward contracts and zero premium collars for cash flow exposures. During the three months ended December 31, 1999 transaction hedge losses were $0.06 million, while cash flow hedges were a gain of $0.1 million. In addition, the Company limits foreign exchange impacts on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and German Marks (DEM). The Company does not consider the notional amount of outstanding hedge contracts at December 31, 1999 as material. It is anticipated that the settlement of outstanding contracts will not have a material impact on the profitability of the Company.

INTEREST RATES

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes a zero premium collar agreement to reduce the impact of increased interest rates in its floating rate debt. The collar allows the Company the ability to maintain borrowing at the short end of the yield curve, while retaining a hedge against an increase in rates. The zero premium collar was modified in March of 1999 to expire in September 2001. The zero premium collar has a notional amount of $100 million, a cap of 7.75% and floor of 5.33% indexed off 3 month LIBOR. During 1999 LIBOR rates dropped to 5.03% and the Company recorded additional interest expense of $.1 million. At December 31, 1999 LIBOR interest rates had increased to 6.04%. The Company is of the opinion that it is well positioned to manage interest expense through 2001 and a change in interest rates will not have a material impact on the profitability of the Company.

COMMODITY RISK

The Company is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. Items with potential impact are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. In conjunction with purchase agreements that allow for limited pricing movements the Company has built anticipated commodity price increases into the fiscal year 2000 cost structure to cover industry pricing pressures. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from Far East sources where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risk.

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

          (b)      Reports on Form 8-K

         On November 3, 1999, the Company filed a Current Report 8K containing its press release regarding the acquisition of Norhammer of Ontario, Canada.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2000      AEARO CORPORATION

                            /s/ Bryan J. Carey


                            ___________________________________________________
                            Bryan J. Carey
                             Executive Vice President, Chief Financial Officer,
                                 Treasurer, Assistant Secretary and Managing
                                 Director - Europe

                                  EXHIBIT INDEX

EXHIBITS            DESCRIPTION

 27.1*     --       Financial Data Schedule.


*Filed herewith.