Form 10-Q
period 2000-03-31
AEARO CORP
filed 2000-05-12
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


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

                              --------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_      No___

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000


PART I.                    FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS
-----------------------------------------------

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999                            3-4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED) FOR THE THREE MONTH AND SIX MONTH PERIODS
                  ENDED MARCH 31, 2000 AND 1999                                                5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999                             6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)                                                                  7-11

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------------------------
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       12-19
                           ---------------------------------------------

ITEM 3.                    QUANTITATIVE AND QUALITATIVE
-------------------------------------------------------
                           DISCLOSURES ABOUT MARKET RISK                                       20
                           -----------------------------

PART II.                   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS                                                   21
--------------------------------------------

ITEM 2.                    CHANGES IN SECURITIES                                               21
------------------------------------------------

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES                                     21
----------------------------------------------------------

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                 21
------------------------------------------------------------------------------

ITEM 5.                    OTHER INFORMATION                                                   21
--------------------------------------------

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K                                    21
-----------------------------------------------------------


SIGNATURE PAGE                                                                                 22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)



                                                                                MARCH 31,       SEPTEMBER 30,
                                                                                  2000              1999
                                                                                ---------       -------------
                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  3,257          $  4,050
   Accounts receivable (net of reserve for doubtful accounts of $1,423
          and $1,296 respectively)                                                44,333            43,801
   Inventories, net                                                               35,769            33,286
   Deferred and prepaid expenses                                                   4,790             3,750
                                                                                --------          --------

         Total current assets                                                     88,149            84,887
                                                                                --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                55,286            55,881

INTANGIBLE ASSETS, NET                                                           135,009           137,776

OTHER ASSETS                                                                       2,803             3,749
                                                                                --------          --------


         Total assets                                                           $281,247          $282,293
                                                                                ========          ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                  MARCH 31,         SEPTEMBER 30,
                                                                    2000                1999
                                                                  ---------         -------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                              $  17,844           $  16,093
   Accounts payable and accrued liabilities                          38,517              40,528
   Accrued interest                                                   3,620               3,400
   U.S. and foreign income taxes                                      4,309               3,758
                                                                  ---------           ---------

         Total current liabilities                                   64,290              63,779
                                                                  ---------           ---------

LONG-TERM DEBT                                                      198,158             198,716

DEFERRED INCOME TAXES                                                   763                 825

OTHER LIABILITIES                                                     2,545               2,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                             --                  --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--102,218 and 102,538 at
     March 31, 2000 and September 30, 1999, respectively                  1                   1
   Additional paid-in capital                                        32,055              32,566
   Accumulated  deficit                                              (6,448)             (9,662)
   Cumulative foreign currency translation adjustments              (10,117)             (6,431)
                                                                  ---------           ---------

         Total stockholders' equity                                  15,491              16,474
                                                                  ---------           ---------

         Total liabilities and stockholders' equity               $ 281,247           $ 282,293
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

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                       FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                MARCH 31,                               MARCH 31,
                                                     -----------------------------           -----------------------------
                                                       2000                1999                 2000                1999
                                                     -----------------------------           -----------------------------

NET SALES                                            $  77,430           $  72,406           $ 149,624           $ 141,519

COST OF SALES                                           41,431              38,869              80,079              77,453
                                                     ---------           ---------           ---------           ---------

         Gross profit                                   35,999              33,537              69,545              64,066

SELLING AND ADMINISTRATIVE                              23,350              21,802              46,958              43,425

RESEARCH AND TECHNICAL SERVICES                          1,391               1,107               2,718               2,244

AMORTIZATION OF INTANGIBLES                              1,766               1,702               3,491               3,415

OTHER CHARGES (INCOME), NET                               (374)                349                (409)                585
                                                     ---------           ---------           ---------           ---------

         Operating income                                9,866               8,577              16,787              14,397

INTEREST EXPENSE, NET                                    6,212               6,104              12,159              12,428
                                                     ---------           ---------           ---------           ---------

         Income before provision for income
         income taxes                                    3,654               2,473               4,628               1,969

PROVISION FOR INCOME TAXES                               1,113                 717               1,414               1,111
                                                     ---------           ---------           ---------           ---------

         Net income                                      2,541               1,756               3,214                 858

PREFERRED STOCK DIVIDEND ACCRUED                         2,544               2,217               5,036               4,412
                                                     ---------           ---------           ---------           ---------

         Net (Loss) applicable to
         Common Shareholders                         $      (3)          $    (461)          $  (1,822)          $  (3,554)
                                                     =========           =========           =========           =========

BASIC AND DILUTED NET (LOSS) PER
COMMON SHARE                                         $   (0.03)          $   (4.50)          $  (17.82)          $  (34.70)
                                                     =========           =========           =========           =========

BASIC AND DILUTED WEIGHTED AVERAGE
 COMMON SHARES                                         101,895             102,501             102,218             102,419
                                                     =========           =========           =========           =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ---------------------------
                                                                                2000               1999
                                                                              --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  3,214           $    858
   Adjustments to reconcile net income to cash provided by operating activities-
     Depreciation                                                                4,863              4,831
     Amortization of intangible assets and deferred financing costs              4,446              4,430
     Deferred income taxes                                                         (11)               (12)
     Other, net                                                                     37                224
     Changes in assets and liabilities-
       Accounts receivable                                                      (2,431)             2,288
       Inventories, net                                                         (1,741)               261
       Accounts payable and accrued liabilities                                   (779)            (3,961)
       Other, net                                                                 (904)               (35)
                                                                              --------           --------

              Net cash provided by operating activities                          6,694              8,884
                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                   (4,778)            (3,731)
   Acquisition of Norhammer                                                     (3,620)
   Proceeds provided by disposals of property, plant and equipment                  10                 20
                                                                              --------           --------

              Net cash used by investing activities                             (8,388)            (3,711)
                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                 10,250                 50
   Repayment of term loans                                                      (7,210)            (6,198)
   Repayment of external long-term debt                                           (161)            (1,312)
   (Repurchase) sale of common stock, net                                         (286)                50
   Increase in shareholder notes, net                                             (226)               (42)
                                                                              --------           --------

              Net cash provided (used) by financing activities                   2,367             (7,452)
                                                                              --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,466)              (567)
                                                                              --------           --------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (793)            (2,846)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   4,050              6,737
                                                                              --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  3,257           $  3,891
                                                                              ========           ========

CASH PAID FOR:
   Interest                                                                   $ 11,060           $ 11,696
                                                                              ========           ========
   Income taxes                                                               $    845           $    432
                                                                              ========           ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company's results are subject to seasonal fluctuations. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year.

(2)  FORMATION ACQUISITION AND FINANCING

     Aearo Corporation, a Delaware corporation, and its direct wholly owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as "the Company") manufactures and sells products under the brand names: AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures and sells a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

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

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

     Reclassifications. Certain amounts included in the prior years' financial statements may have been reclassified to conform to the current period presentation. The reclassifications have no impact on net income previously reported.

     Revenue Recognition. The Company generally recognizes revenue upon shipment of its products to customers.

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

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     Intangible Assets. Intangible assets consist primarily of the costs of goodwill, patents, and trademarks purchased in business acquisitions. Intangible assets are amortized on the straight-line basis over either 25 years or an estimated useful life, whichever is shorter.

     Loss per Common Share. Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that average share trading price exceeds exercise price.

     Comprehensive Income. The Company's only item of comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as a component of stockholders' equity as required. If presented on the statements of operations, comprehensive income would be approximately $0.9 million less than the reported net income due to foreign currency translation adjustments for the three months ended March 31, 2000. For the three months ended March 31, 1999 comprehensive income and the reported net income were the same. For the six month time period as presented on the statement of operations, comprehensive income would be approximately $3.7 million and $2.0 million less than reported net income due to foreign currency translation adjustments for the six months ended March 31, 2000, and 1999, respectively.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

     Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities no later than the first quarter of the fiscal year beginning October 1, 2000.

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

(4)  INVENTORIES, NET

     Inventories, net of inventory reserves consisted of the following (dollars in thousands):

                                  MARCH 31,      SEPTEMBER 30,
                                    2000             1999
                                  ---------      -------------
                                 (unaudited)

Raw materials                      $ 9,381          $ 8,725
Work in process                      8,111            7,649
Finished goods                      18,277           16,912
                                   -------          -------

                                   $35,769          $33,286
                                   =======          =======

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(5)  DEBT

     The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at March 31, 2000. At March 31, 2000, the amounts outstanding on the term loans and the revolving credit facility were approximately $96.9 million and $16.1 million, respectively.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

(7)  ACQUISITIONS

     On October 28, 1999, the Company acquired Ontario based Norhammer Limited for approximately Canadian $5.5 million. The transaction was accounted for using the purchase method of accounting, and accordingly, the operating results of Norhammer have been included with those of the Company subsequent to October 28, 1999.

(8)  SEGMENT REPORTING

     The Company manufactures and sells products under the brand names:
     AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites.

     NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       MARCH 31,                           MARCH 31,

                                                2000              1999              2000              1999
         Safety Products                      $ 54,335          $ 51,947          $106,009          $102,690
         Safety Prescription Eyewear            10,766             9,424            19,794            17,621
         Specialty Composites                   12,329            11,035            23,821            21,208
                                              --------          --------          --------          --------
         TOTAL                                $ 77,430          $ 72,406          $149,624          $141,519
                                              ========          ========          ========          ========

     Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $0.7 million and $0.9 million for the three months ended March 31, 2000 and 1999, respectively. Intersegment sales totaled $1.6 million and $2.0 million for the six months ended March 31, 2000 and 1999, respectively. The intersegment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

     EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO INCOME BEFORE PROVISION FOR INCOME TAXES (DOLLARS IN THOUSANDS)

                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               MARCH 31,                             MARCH 31,

                                       2000               1999               2000               1999
Safety Products                      $ 11,439           $ 10,580           $ 21,424           $ 18,780
Safety Prescription Eyewear             1,388              1,362              1,928              1,925
Specialty Composites                    1,137                909              2,172              1,612
Reconciling items                           5               (256)              (454)               333
                                     --------           --------           --------           --------
Total EBITDA                           13,969             12,595             25,070             22,650

Depreciation                            2,423              2,325              4,863              4,831
Amortization                            1,766              1,702              3,491              3,415
Non-operating Costs                       (86)                (9)               (71)                 7
Interest                                6,212              6,104             12,159             12,428
                                     --------           --------           --------           --------
INCOME BEFORE TAX PROVISION          $  3,654           $  2,473           $  4,628           $  1,969
                                     ========           ========           ========           ========

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

                                               UNAUDITED
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended             Three Months Ended           Change - Favorable
                                                 ------------------             ------------------             (Unfavorable)
                                            March 31,        Percent of    March 31,        Percent of         -------------
                                              2000           Net Sales       1999           Net Sales      Amount         Percent

Net Sales
   Safety Products                          $ 54,335             70.2      $ 51,947             71.7      $  2,388           4.6
   Safety Prescription Eyewear                10,766             13.9         9,424             13.1         1,342          14.2
   Specialty Composites                       12,329             15.9        11,035             15.2         1,294          11.7
                                            --------         --------      --------         --------      --------
     Total net sales                          77,430            100.0        72,406            100.0         5,024           6.9
Cost of Sales                                 41,431             53.5        38,869             53.7        (2,562)         (6.6)
                                            --------         --------      --------         --------      --------
   Gross profit                               35,999             46.5        33,537             46.3         2,462           7.3
Operating Expenses-
   Selling and administrative                 23,350             30.2        21,802             30.1        (1,548)         (7.1)
   Research and technical services             1,391              1.8         1,107              1.5          (284)        (25.7)
   Amortization of intangibles                 1,766              2.3         1,702              2.4           (64)         (3.8)
   Other charges (income), net                  (374)            (0.5)          349              0.5           723            --
                                            --------         --------      --------         --------      --------
     Operating income                          9,866             12.7         8,577             11.8         1,289          15.0
Interest expense, net                          6,212              8.0         6,104              8.4          (108)         (1.8)
                                            --------         --------      --------         --------      --------
   Income before provision for income
   taxes                                       3,654              4.7         2,473              3.4         1,181          47.8
Provision for income
   taxes                                       1,113              1.4           717              1.0          (396)        (55.2)
                                            --------         --------      --------         --------
Net income                                     2,541              3.3         1,756              2.4           785          44.7
Preferred stock dividend accrued               2,544              3.3         2,217              3.1          (327)        (14.7)
                                            --------         --------      --------         --------      --------
Income (loss) applicable to common
shareholders                                $     (3)              --      $   (461)            (0.6)     $    458            --
                                            ========         ========      ========         ========      ========
Loss per common share                       $  (0.03)                      $  (4.50)                      $  (4.47)           --
                                            ========                       ========                       =======
EBITDA                                      $ 13,969             18.0      $ 12,595             17.4      $  1,374          10.9
                                            ========         ========      ========         ========      ========

Net Sales. Net sales in the three months ended March 31, 2000 increased 6.9% to $77.4 million from $72.4 million in the three months ended March 31, 1999. Safety Products net sales in the three months ended March 31, 2000 increased 4.6% to $54.3 million from $51.9 million in the three months ended March 31, 1999. This increase was driven by growth in sales of the hearing, eyewear, head and respiratory protection product lines. The success of product introductions led by the Lexa(R) eyewear and E-A-Rsoft(TM) hearing protection lines, as well as growth of the Peltor(R) brand in Europe, drove the strong volume growth which was offset somewhat by changes in foreign exchange. The strength of the US dollar relative to European currencies had the impact of reducing sales by approximately $2.3 million in the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The Safety Products segment sales for the three months ended March 31, 2000 included $0.8 million of incremental sales due to the acquisition of Norhammer that was purchased on October 28, 1999. The Safety Prescription Eyewear segment net sales in the three months ended March 31, 2000 increased 14.2% to $10.8 million from $9.4 million in the three months ended March 31, 1999. The Safety Prescription Eyewear segment net sales for the three months ended March 31, 2000 included approximately $1.1 million of sales from Safety Optical that was acquired in August 1999. Specialty Composites' net sales in the three months ended March 31, 2000 increased 11.7% to $12.3 million from $11.0 million in the three months ended March 31, 1999. The increase was primarily driven by continued growth in the electronic segments of the precision equipment market, including computer and personal communication system (PCS) applications, as well as growth in the transportation market.

Gross Profit. Gross Profit in the three months ended March 31, 2000 increased 7.3% to $36.0 million from $33.5 million in the three months ended March 31, 1999. Gross Profit as a percentage of net sales in the three months ended March 31, 2000 was 46.5% as compared to 46.3% in the three months ended March 31, 1999. This improvement in the Gross Profit percentage of net sales is primarily due to increased productivity in the manufacturing plants which was strong enough to offset the negative impact of changes in foreign exchange rates. The strong US dollar relative to European currencies negatively affects gross profits as the impact on the majority of Europe's manufacturing costs are not proportional to the impact on net sales due the majority of Europe's manufacturing costs occurring outside of the European Monetary Union.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended March 31, 2000 increased 7.1% to $23.4 million from $21.8 million in the three months ended March 31, 1999. Selling and administrative expenses as a percentage of net sales in the three months ended March 31, 2000 was 30.2% as compared to 30.1% in the three months ended March 31,1999. The spending increase is primarily due to an increase in selling and marketing spending as part of the Company 's campaign to build brand awareness and loyalty by more strongly promoting its global brands.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended March 31, 2000 increased 25.7% to $1.4 million from $1.1 million in the three months ended March 31, 2000. The increase is attributed to additional focus in the design and development of new products and technologies.

Amortization of Intangibles. Amortization expense in the three months ended March 31, 2000 increased 3.8% to $1.8 million from $1.7 million in the three months ended March 31, 2000. The increase is mostly attributed to the amortization of additional goodwill associated with the recent acquisitions of Safety Optical and Norhammer.

Other Charges (Income), Net. Other Charges (Income), Net was income of $0.4 million for the three months ended March 31, 2000 as compared to expense of $0.3 million for the three months ended March 31, 1999. This change was primarily a result of net foreign currency transaction gains in the three months ended March 31, 2000 as compared to net foreign currency transaction losses in the three months ended March 31, 1999.

Operating Income. Operating income improved 15.0% to $9.9 million in the three months ended March 31, 2000 from $8.6 million in the three months ended March 31, 1999. This improvement was due primarily to increases in sales and the change in net foreign currency transaction gains and losses, partially offset by increased spending in

Selling, Administrative, and Technical expenses. Operating income as a percentage of net sales in the three months ended March 31, 2000 was 12.7% as compared to 11.8% in the three months ended March 31, 1999.

Interest Expense, Net. Interest expense, net in the three months ended March 31, 2000 increased 1.8% to $6.2 million from $6.1 million in the three months ended March 31, 1999. The increase in interest expense was due to an increase in the weighted average interest rates in effect for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, somewhat offset by a reduction in average borrowings.

Provision For Income Taxes. The provision for income taxes in the three months ended March 31, 2000 was $1.1 million compared to $0.7 million in the three months ended March 31, 1999, reflecting an increased level of income before provision for income taxes.

Net Income. Net income for the three months ended March 31, 2000 increased 44.7% to $2.5 million from $1.8 million for the three months ended March 31, 1999.

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

                               EBITDA CALCULATION
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                               Three Months Ended                          Change
                                                   March 31,                       Favorable (Unfavorable)
                                            2000               1999              Amount             Percent
                                            ----               ----              ------             -------

Operating Income                          $  9,866           $  8,577           $  1,289             15.0%
Add Backs:
     Depreciation                            2,423              2,325                 98              4.2%
     Amortization of Intangibles             1,766              1,702                 64              3.8%
     Non-operating income, net                 (86)                (9)               (77)              --
                                          --------           --------           --------

EBITDA                                    $ 13,969           $ 12,595           $  1,374             10.9%
                                          ========           ========           ========


EBITDA for the three months ended March 31, 2000 was $14.0 million as compared to $12.6 million for the three months ended March 31, 1999. This improvement was due primarily to increased levels of sales and foreign currency transaction gains, partially offset by increased spending in selling, administrative and technical Services. EBITDA as a percentage of net sales in the three months ended March 31, 2000 was 18.0% as compared to 17.4% in the three months ended March 31, 2000.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Six Months Ended        Six Months Ended        Change - Favorable
                                               ----------------        ----------------           (Unfavorable)
                                            March 31,   Percent of  March 31,    Percent of       -------------
                                              2000      Net Sales     1999       Net Sales    Amount         Percent

Net Sales
   Safety Products                          $ 106,009       70.9    $ 102,690        72.5    $   3,319          3.2
   Safety Prescription Eyewear                 19,794       13.2       17,621        12.5        2,173         12.3
   Specialty Composites                        23,821       15.9       21,208        15.0        2,613         12.3
                                            ---------     ------    ---------      ------    ---------
     Total net sales                          149,624      100.0      141,519       100.0        8,105          5.7
Cost of Sales                                  80,079       53.5       77,453        54.7       (2,626)        (3.4)
                                            ---------     ------    ---------      ------    ---------
   Gross profit                                69,545       46.5       64,066        45.3        5,479          8.6
Operating Expenses-
   Selling and administrative                  46,958       31.4       43,425        30.7       (3,533)        (8.1)
   Research and technical services              2,718        1.8        2,244         1.6         (474)       (21.1)
   Amortization of intangibles                  3,491        2.3        3,415         2.4          (76)         2.2
   Other charges (income), net                   (409)      (0.3)         585         0.4          994           --
                                            ---------     ------    ---------      ------    ---------
     Operating income                          16,787       11.2       14,397        10.2        2,390         16.6
Interest expense, net                          12,159        8.1       12,428         8.8          269          2.2
                                            ---------     ------    ---------      ------    ---------
  Income before provision
  for income  taxes                             4,628        3.1        1,969         1.4        2,659        135.0
Provision for income
   taxes                                        1,414        0.9        1,111         0.8         (303)       (27.3)
                                            ---------     ------    ---------      ------    ---------
Net income                                      3,214        2.1          858         0.6        2,356        274.6
Preferred stock dividend accrued                5,036        3.4        4,412         3.1         (624)       (14.1)
                                            ---------     ------    ---------      ------    ---------
Loss applicable to common
  shareholders                              $  (1,822)      (1.2)   $  (3,554)       (2.5)   $   1,732         48.7
                                            =========     ======    =========      ======    =========
Loss per common share                       $  (17.82)              $  (34.70)               $   16.88         48.6
                                            =========               =========                =========
EBITDA                                      $  25,070       16.8    $  22,650        16.0    $   2,420         10.7
                                            =========     ======    =========      ======    =========



Net Sales. Net sales in the six months ended March 31, 2000 increased 5.7%to $149.6 million from $141.5 million in the six months ended March 31, 1999. Safety Products net sales in the six months ended March 31, 2000 increased 3.2% to $106.0 million from $102.7 million in the six months ended March 31, 1999. This increase was driven by growth in sales of the hearing, eyewear and respiratory protection product lines. The success of product introductions led by the Lexa(R) eyewear and E-A-Rsoft(TM) hearing protection lines, as well as growth of the Peltor(R) brand in Europe, drove the strong volume growth which was offset somewhat by changes in foreign exchange. The strength of the US dollar relative to European currencies had the impact of reducing sales by approximately $3.5 million in the six months ended March 31, 2000, as compared to the six months ended March 31, 1999. The Safety Products segment sales for the six months ended March 31, 2000 included $1.2 million of incremental sales due to the acquisition of Norhammer that was purchased on October 28, 1999. The Safety Prescription Eyewear segment net sales in the six months ended March 31, 2000 increased 12.3% to $19.8 million from $17.6 million in the six months ended March 31, 1999. The Safety Prescription Eyewear segment net sales for the six months ended March 31, 2000 included approximately $2.0 million of sales from Safety Optical that was acquired in August 1999. Specialty Composites' net sales in the six months ended March 31, 2000 increased

12.3% to $23.8 million from $21.2 million in the six months ended March 31, 1999. The increase was primarily driven by continued growth in the electronic segments of the precision equipment market, including computer and personal communication system (PCS) applications, as well as growth in the transportation market.

Gross Profit. Gross Profit in the six months ended March 31, 2000 increased 8.6% to $69.5 million from $64.1 million in the six months ended March 31, 1999. Gross Profit as a percentage of net sales in the six months ended March 31, 2000 was 46.5% as compared to 45.3% in the six months ended March 31, 1999. This significant improvement in the Gross Profit percentage of net sales is primarily due to increased productivity in the manufacturing plants which was strong enough to offset the negative impact of changes in foreign exchange rates. The strong US dollar relative to European currencies negatively affects gross profits as the impact on the majority of Europe's manufacturing costs are not proportional to the impact on net sales due the majority of Europe's manufacturing costs occurring outside of the European Monetary Union.

Selling and Administrative Expenses. Selling and administrative expenses in the six months ended March 31, 2000 increased 8.1% to $47.0 million from $43.4 million in the six months ended March 31, 1999. Selling and administrative expenses as a percentage of net sales in the six months ended March 31, 2000 increased to 31.4% of net sales as compared to 30.7% of net sales in the six months ended March 31, 1999. The spending increase is primarily due to an increase in selling and marketing spending as part of the Company 's campaign to build brand awareness and loyalty by more strongly promoting its global brands.

Research and Technical Service Expenses. Research and technical service expenses in the six months ended March 31, 2000 increased 21.1% to $2.7 million from $2.2 million in the six months ended March 31, 1999. The increase is attributed to additional focus in the design and development of new products and technologies.

Amortization of Intangibles. Amortization expense in the six months ended March 31, 2000 increased 2.2% to $3.5 million from $3.4 million in the six months ended March 31, 1999. The increase is mostly attributed to the amortization of additional goodwill associated with the recent acquisitions of Safety Optical and Norhammer.

Other Charges (Income), Net. Other Charges (Income), Net was income of $0.4 million for the six months ended March 31, 2000 as compared to an expense of $0.6 million for the six months ended March 31, 1999. This change was primarily a result of net foreign currency transaction gains in the six months ended March 31, 2000 as compared to net foreign currency transaction losses in the six months ended March 31, 1999.

Operating Income. Operating income improved 16.6% to $16.8 million in the six months ended March 31, 2000 from $14.4 million in the six months ended March 31, 1999. This improvement was due primarily to increases in sales, productivity improvements in the manufacturing plants and the change in net foreign currency transaction gains and losses, partially offset by increased spending in Selling, Administrative, and Technical expenses. Operating income as a percentage of net sales in the six months ended March 31, 2000 was 11.2% as compared to 10.2% in the six months ended March 31, 1999.

Interest Expense, Net. Interest expense, net in the six months ended March 31, 2000 decreased 2.2% to $12.2 million from $12.4 million in the six months ended March 31, 1999. The reduction in interest expense was due to a reduction in average borrowings offset somewhat by an increase in the weighted average interest rates in effect for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999.

Provision For Income Taxes. The provision for income taxes in the six months ended March 31, 2000 was $1.4 million compared to $1.1 million in the six months ended March 31, 1999, reflecting an increased level of income before provision for income taxes.

Net Income. Net income for the six months ended March 31, 2000 increased 274.6% to $3.2 million from $0.9 million for the six months ended March 31, 1999.

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

                               EBITDA CALCULATION
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                     Six Months Ended                          Change
                                                         March 31,                      Favorable (Unfavorable)
                                                  2000               1999             Amount             Percent
                                                  ----               ----             ------             -------

Operating Income                                $ 16,787           $ 14,397          $  2,390             16.6%
Add Backs:
     Depreciation                                  4,863              4,831                32              0.7%
     Amortization of Intangibles                   3,491              3,415                76              2.2%
     Non-operating costs (income), net               (71)                 7               (78)              --
                                                --------           --------          --------

EBITDA                                          $ 25,070           $ 22,650          $  2,420             10.7%
                                                ========           ========          ========


EBITDA for the six months ended March 31, 2000 was $25.1 million as compared to $22.7 million for the six months ended March 31, 1999. This improvement was due primarily to improvements in sales volume, gross profit, net foreign currency transaction gains and losses, partially offset by increased spending in Selling, Administrative, and Technical expenses. EBITDA as a percentage of net sales in the six months ended March 31, 2000 was 16.8% as compared to 16.0% in the six months ended March 31, 1999.

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

The Company had completed its Y2K preparations on all critical business applications prior to December 31, 1999 and has experienced no significant Y2K related problems to date. As of April 30, 2000, the Company is not aware of any significant Y2K related problems associated with our internal systems or the systems of our vendors, distributors, or customers. The costs associated with making its information systems year 2000 compliant were not material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at March 31, 2000. At March 31, 2000 the amounts outstanding on the Term Loans and the Revolving Credit Facility were approximately $96.9 million and $16.1 million, respectively.

Maturities under the Company's Term Loans are: $8.2 million for the remainder of fiscal 2000, $19.9 million in fiscal 2001, $33.5 million in fiscal 2002, and $35.2 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the six months ended March 31, 2000 totaled $6.7 million as compared to $8.9 million for the six months ended March 31, 1999. The decrease was due primarily to a decrease of $4.4 million in the Company's net changes in assets and liabilities, partially offset by a $2.4 million improvement in net income. The Company's net changes in assets and liabilities were primarily driven by growth in inventories and receivables attributable to the increased level of sales, the acquisition of Norhammer Limited, and some residual inventory growth due to the Company's Y2K contingency planning which included some increases in safety stock levels for some strategic raw materials.

Net cash used by investing activities was $8.4 million for the six months ended March 31, 2000 as compared to $3.7 million for the six months ended March 31, 1999. The increase in net cash used by investing activities is attributed to the acquisition of Ontario based Norhammer Limited for $3.6 million and a higher level of capital expenditures in the six months ended March 31, 2000 as compared to the six months ended March 31, 1999.

Net cash provided by financing activities for the six months ended March 31, 2000 was $2.4 million compared with net cash used by financing activities for the six months ended March 31, 1999 of $7.5 million. The increase of cash provided from financing activities of $9.8 million is primarily attributed to increased borrowings under the revolving credit facility of $10.3 million for the six months ended March 31, 2000 compared to borrowings of $0.05 million in the six months ended March 31, 1999, a decrease in the repayment of long term debt of $1.2 million, and an increase of $1.0 million in the scheduled principal repayments on the Term Loans. Scheduled principal repayments on the Term Loans were $7.2 million and $6.2 million for the six months ended March 31, 2000 and 1999, respectively.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company expects that profitability over the remainder of fiscal 2000 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions. It is also anticipated that over the next several years the level of debt service and the requirements placed on the Company's Senior Bank Facilities will require that the Company amend its credit agreement with its syndicate of lenders, or otherwise change its capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to change in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate impact of changes in foreign currencies and interest rates.

FOREIGN CURRENCY RISK

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. In particular, the Company expects that sales and profitability over the remainder of fiscal year 2000 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. To mitigate the impacts of changes in exchange rates the Company executes two hedging programs: one for transaction exposures, and the other for the cash flow impact on European operations. The Company utilizes forward contracts for transaction exposures and a combination of forward contracts, put options and zero premium collars for cash flow exposures. During the three months ended March 31, 2000 transaction hedge losses were $0.1 million, while cash flow hedges were a gain of $0.4 million. In addition, the Company limits foreign exchange impacts on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and German Marks (DEM). The Company does not consider the notional amount of outstanding hedge contracts at March 31, 2000 as material. It is anticipated that the settlement of outstanding contracts will not have a material impact on the profitability of the Company.

INTEREST RATES

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate swaps to reduce the impact of increased interest rates in its floating rate debt. With the continuing increases in interest rates since June of 1999 the Company unwound its zero premium collar on February 28, 2000, rolling gains into a new interest rate swap that matches the notional amounts of the credit agreement by loan currency. The new interest rate swap will expire August 31, 2001. The Company is of the opinion that it is well positioned to manage interest expense through August 2001 and have mitigated the risks of continued interest rate hikes and related profit impact from the Company's Financial Statements through these efforts.

COMMODITY RISK

The Company is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. Items with potential impact are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. In conjunction with purchase agreements that allow for limited pricing movements the Company has built anticipated commodity price increases into the fiscal year 2000 cost structure to cover industry-pricing pressures. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from Far East sources where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risk.

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

Date: May 11, 2000                           AEARO CORPORATION

                                             /s/ Bryan J. Carey


                                             -----------------------------------
                                             Bryan J. Carey
                                               Executive Vice President, Chief
                                                 Financial Officer, Treasurer,
                                                 Assistant Secretary and
                                                 Managing Director - Europe

                                  EXHIBIT INDEX

EXHIBITS                            DESCRIPTION
--------                            -----------

  27.1*              --             Financial Data Schedule.


*Filed herewith.