Form 10-Q
period 2000-06-30
AEARO CORP
filed 2000-08-03
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


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

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
        JUNE 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999                    3-4

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED) FOR THE THREE MONTH AND NINE MONTH PERIODS
        ENDED JUNE 30, 2000 AND 1999                                          5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (UNAUDITED) FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999          6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)                                                        7-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12-19


ITEM 3. QUANTITATIVE AND QUALITATIVE
        DISCLOSURES ABOUT MARKET RISK                                        20

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   21
ITEM 2.  CHANGES IN SECURITIES                                               21
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                 21
ITEM 5.  OTHER INFORMATION                                                   21
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    21

SIGNATURE PAGE                                                               22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)



                                                  JUNE 30,         SEPTEMBER 30,
                                                    2000               1999
                                                ----------         -------------
                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                      $ 3,780            $ 4,050
   Accounts receivable (net of reserve
   for doubtful accounts of $1,471
      and $1,296, respectively)                    45,792             43,801
   Inventories                                     35,003             33,286
   Deferred and prepaid expenses                    3,792              3,750
                                                ---------           --------

         Total current assets                      88,367             84,887
                                                ---------           --------

PROPERTY, PLANT AND EQUIPMENT, NET                 54,772             55,881

INTANGIBLE ASSETS, NET                            130,555            137,776

OTHER ASSETS                                        2,329              3,749
                                                ---------           --------


         Total assets                            $276,023           $282,293
                                                =========           ========





















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                      JUNE 30,     SEPTEMBER 30,
                                                       2000            1999
                                                     ---------     -------------
                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                  $ 18,630       $ 16,093
   Accounts payable and accrued liabilities             38,340         40,528
   Accrued interest                                      6,549          3,400
   U.S. and foreign income taxes                         4,904          3,758
                                                      --------       --------

         Total current liabilities                      68,423         63,779
                                                      --------       --------

LONG-TERM DEBT                                         186,990        198,716

DEFERRED INCOME TAXES                                      628            825

OTHER LIABILITIES                                        2,523          2,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
   (Redemption value of $84,496 and $76,834,
    respectively)
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                  --             --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--102,175 and
     102,538, respectively                                   1              1
   Additional paid-in capital                           32,193         32,566
   Accumulated  deficit                                 (2,955)        (9,662)
   Cumulative foreign currency translation
     adjustments                                       (11,780)        (6,431)
                                                      --------       --------

         Total stockholders' equity                     17,459         16,474
                                                      --------       --------

         Total liabilities and stockholders' equity   $276,023       $282,293
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

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)


                                            FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
                                            --------------------------          -------------------------
                                             2000                1999            2000               1999
                                           -------             ------           -------            ------


NET SALES                                 $ 80,158           $ 75,384          $229,782           $216,903

COST OF SALES                               42,254             40,363           122,333            117,816
                                          --------           --------          --------           --------

         Gross profit                       37,904             35,021           107,449             99,087

SELLING AND ADMINISTRATIVE                  24,388             21,956            71,346             65,381

RESEARCH AND TECHNICAL SERVICES              1,423              1,180             4,141              3,424

AMORTIZATION OF INTANGIBLES                  1,684              1,673             5,175              5,088

OTHER (INCOME) CHARGES, NET                   (319)                (7)             (728)               578
                                          --------           --------          --------           --------

      Operating income                      10,728             10,219            27,515             24,616

INTEREST EXPENSE, NET                        6,140              5,974            18,299             18,402
                                          --------           --------          --------           --------

      Income before provision for
       income taxes                          4,588              4,245             9,216              6,214

PROVISION FOR INCOME TAXES                   1,095              1,041             2,509              2,152
                                          --------           --------          --------           --------

      Net income                             3,493              3,204             6,707              4,062

PREFERRED STOCK DIVIDEND ACCRUED             2,626              2,313             7,662              6,725
                                          --------           --------          --------           --------

      Net Income (Loss) applicable to
       Common Shareholders                $    867           $    891          $   (955)          $ (2,663)
                                          ========           ========          ========           ========


BASIC AND DILUTED NET INCOME
(LOSS) PER COMMON SHARE                   $   8.49           $   8.70          $   (9.35)         $ (25.99)
                                          ========           ========          =========          ========

BASIC AND DILUTED WEIGHTED AVERAGE
 COMMON SHARES                             102,088            102,588            102,175           102,475
                                          ========           ========          =========          ========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)



                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                   --------------------------------------------
                                                                                           2000                     1999
                                                                                   -------------------       ------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                             $ 6,707                  $  4,062
 Adjustments to reconcile net income to cash provided by operating activities-
     Depreciation                                                                         7,488                     7,119
     Amortization of intangible assets and deferred financing costs                       6,607                     6,625
     Deferred income taxes                                                                 (123)                      (41)
     Other, net                                                                              56                        253
     Changes in assets and liabilities-
       Accounts receivable                                                               (4,440)                     (450)
       Inventories                                                                       (1,232)                   (1,318)
       Accounts payable and accrued liabilities                                           2,174                     1,826
       Other, net                                                                         2,200                     1,587
                                                                                        -------                  --------

              Net cash provided by operating activities                                  19,437                    19,663
                                                                                        -------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                            (7,155)                   (5,040)
   Acquisition of Norhammer and Livax                                                    (3,970)                        -
   Proceeds provided by disposals of property, plant and equipment                           10                        22
                                                                                        -------                  --------

              Net cash used by investing activities                                     (11,115)                   (5,018)
                                                                                        -------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) revolving credit facility, net                            4,300                    (5,000)
   Repayment of term loans                                                              (10,635)                   (9,242)
   Repayment of external long-term debt                                                    (145)                   (1,350)
   (Repurchase) sale of common stock, net                                                  (286)                       50
   (Decrease) increase in shareholder notes, net                                            (87)                      112
                                                                                        -------                  --------

              Net cash used by financing activities                                      (6,853)                  (15,430)
                                                                                        -------                  --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (1,739)                     (932)
                                                                                        -------                  --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (270)                   (1,717)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            4,050                     6,737
                                                                                        -------                  --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 3,780                  $  5,020
                                                                                        =======                  ========

CASH PAID FOR:
  Interest                                                                              $13,844                  $ 14,077
                                                                                        =======                  ========
   Income taxes                                                                         $ 1,709                  $  1,280
                                                                                        =======                  ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted of only normal recurring items. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

     values as of July 11, 1995. The valuation of assets and liabilities acquired reflect carryover basis for the percentage ownership retained by Cabot.

(3)  SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

     Intangible Assets. Intangible assets consist primarily of the costs of goodwill, patents, and trademarks purchased in business acquisitions. Intangible assets are amortized on the straight-line basis over either 25 years or an estimated useful life, whichever is shorter.

     Net Income (Loss) per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that average share trading price exceeds exercise price.

     Comprehensive Income. The Company's only item of comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as a component of stockholders' equity as required. If presented on the statements of operations, comprehensive income would be approximately $1.7 million, and approximately $1.4 million, less than the reported net income due to foreign currency translation adjustments for the three months ended June 30, 2000, and the three months ended June 30, 1999, respectively. For the nine month time periods as presented on the statement of operations, comprehensive income would be approximately $5.3 million, and $4.2 million, less than reported net income due to foreign currency translation adjustments for the nine months ended June 30, 2000, and 1999, respectively.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)



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

(4)  INVENTORIES

     Inventories consisted of the following (dollars in thousands):

                                            JUNE 30,          SEPTEMBER 30,
                                             2000                  1999
                                          -----------         -------------
                                          (unaudited)

Raw materials                               $ 9,019              $ 8,725
Work in process                               7,632                7,649
Finished goods                               18,352               16,912
                                            -------              -------
                                            $35,003              $33,286
                                            =======              =======

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(5)  DEBT

     The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a revolving credit facility with a maturity of May 30, 2002 providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at June 30, 2000. At June 30, 2000, the amounts outstanding on the term loans and the revolving credit facility were approximately $92.5 million and $10.2 million, respectively.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

     On June 1, 2000, the Company acquired Norway based Livax A/S for approximately $0.3 million. The transaction was accounted for using the purchase method of accounting, and accordingly, the operating results of Livax have been included with those of the Company subsequent to June 1, 2000.

(8)  SEGMENT REPORTING

     The Company manufactures and sells products under the brand names:
     AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites.

     NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)


                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                     ------------------------                ------------------------

                                                     2000                1999                2000                1999
                                                     ----                ----                ----                ----


         Safety Products                            $58,040             $55,665            $164,049            $158,355
         Safety Prescription Eyewear                 10,387               8,863              30,181              26,484
         Specialty Composites                        11,731              10,856              35,552              32,064
                                                    -------             -------            --------            --------
         TOTAL                                      $80,158             $75,384            $229,782            $216,903
                                                    =======             =======            ========            ========


     Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $1.1 million and $1.2 million for the three months ended June 30, 2000 and 1999, respectively. Intersegment sales totaled $2.8 million and $2.7 million for the nine months ended June 30, 2000 and 1999, respectively. The intersegment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


     EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO INCOME BEFORE PROVISION FOR INCOME TAXES (DOLLARS IN THOUSANDS)

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                         ------------------------               -----------------------
                                                         2000                1999               2000                1999
                                                         ----                ----               ----                ----

       Safety Products                                  $13,618          $ 12,192             $35,042            $30,972
       Safety Prescription Eyewear                        1,113               844               3,041              2,769
       Specialty Composites                               1,237               550               3,409              2,162
       Reconciling items                                   (771)              636              (1,226)               969
                                                        -------          --------             -------            -------
       Total EBITDA                                      15,197            14,222              40,266             36,872

       Interest                                           6,140             5,974              18,299             18,402
       Depreciation                                       2,625             2,288               7,488              7,119
       Amortization                                       1,684             1,673               5,175              5,088
       Non-operating expense                                160                42                  88                 49
                                                        -------          --------             -------            -------
       INCOME BEFORE TAX PROVISION                      $ 4,588          $  4,245             $ 9,216            $ 6,214
                                                        =======          ========             =======            =======


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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED             THREE MONTHS ENDED
                                             -------------------------       -------------------------     Change - Favorable
                                                                                                              (UNFAVORABLE)
                                             June 30,       Percent of       June 30,       Percent of     ------------------
                                               2000         Net Sales          1999         Net Sales       Amount      Percent
                                             --------       ----------       --------       ----------      ------      -------

Net Sales
   Safety Products                         $    58,040            72.4     $    55,665            73.8     $   2,375       4.3
   Safety Prescription Eyewear                  10,387            13.0           8,863            11.8         1,524      17.2
   Specialty Composites                         11,731            14.6          10,856            14.4           875       8.1
                                           -----------         -------     -----------         -------     ---------
     Total net sales                            80,158           100.0          75,384           100.0         4,774       6.3
Cost of Sales                                   42,254            52.7          40,363            53.5        (1,891)     (4.7)
                                           -----------         -------     -----------         -------     ----------
   Gross profit                                 37,904            47.3          35,021            46.5         2,883       8.2
Operating Expenses-
   Selling and administrative                   24,388            30.4          21,956            29.1        (2,432)    (11.1)
   Research and technical services               1,423             1.8           1,180             1.6          (243)    (20.6)
   Amortization of intangibles                   1,684             2.1           1,673             2.2           (11)     (0.7)
   Other (income) charges, net                    (319)           (0.4)             (7)            --            312         --
                                           ------------        --------    ------------         ------     ---------
     Operating income                           10,728            13.4          10,219            13.6           509       5.0
Interest expense, net                            6,140             7.7           5,974             7.9          (166)     (2.8)
                                           -----------         --------    -----------         -------     ----------
   Income before provision for income
   taxes                                         4,588             5.7           4,245             5.6           343       8.1
Provision for income
   taxes                                         1,095             1.4           1,041             1.4           (54)     (5.2)
                                           -----------         -------     -----------         -------     ----------
Net income                                       3,493             4.4           3,204             4.3           289       9.0
Preferred stock dividend accrued                 2,626             3.3           2,313             3.1          (313)    (13.5)
                                           -----------         -------     -----------         -------     ----------
Income applicable to common shareholders
                                           $       867            1.1      $       891             1.2     $     (24)     (2.7)
                                            ==========         ======       ==========         =======      =========
Income per common share                    $      8.49                     $      8.70                     $   (0.21)     (2.4)
                                            ==========                      ==========                      =========
EBITDA                                     $    15,197            19.0     $    14,222            18.9     $     975       6.9
                                           ===========         =======     ===========         =======     =========



Net Sales. Net sales in the three months ended June 30, 2000 increased 6.3% to $80.2 million from $75.4 million in the three months ended June 30, 1999. Safety Products net sales in the three months ended June 30, 2000 increased 4.3% to $58.0 million from $55.7 million in the three months ended June 30, 1999. This increase was driven by growth in sales of the hearing, eyewear, head and respiratory protection product lines. The success of product introductions led by the Lexa(R) eyewear and E-A-Rsoft(TM) hearing protection lines drove the strong volume growth which was offset somewhat by changes in foreign exchange. The strength of the US dollar relative to European currencies had the impact of reducing sales by approximately $2.1 million in the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The Safety Prescription Eyewear segment net sales in the three months ended June 30, 2000 increased 17.2% to $10.4 million from $8.9 million in the three months ended June 30, 1999. The Safety Prescription Eyewear segment net sales for the three months ended June 30, 2000 included approximately $1.2 million of sales from Safety Optical that was acquired in August 1999. Specialty Composites' net sales in the three months ended June 30, 2000 increased 8.1% to $11.7 million from $10.9 million in the three months ended June 30, 1999. The increase was primarily driven by continued growth in the electronic segments of the precision equipment market, including computer and personal communication system (PCS) applications.

Gross Profit. Gross Profit in the three months ended June 30, 2000 increased 8.2% to $37.9 million from $35.0 million in the three months ended June 30, 1999. Gross Profit as a percentage of net sales in the three months ended June 30, 2000 was 47.3% as compared to 46.5% in the three months ended June 30, 1999. This improvement in the Gross Profit percentage of net sales is primarily due to increased productivity in the manufacturing plants which was strong enough to offset the negative impact of changes in foreign exchange rates. The strong US dollar relative to European currencies negatively affects gross profits as the impact Europe's manufacturing costs are not proportional to the impact on net sales due the majority of Europe's manufacturing costs occurring outside of the European Monetary Union.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended June 30, 2000 increased 11.1% to $24.4 million from $22.0 million in the three months ended June 30, 1999. Selling and administrative expenses as a percentage of net sales in the three months ended June 30, 2000 was 30.4% as compared to 29.1% in the three months ended June 30, 1999. The spending increase is primarily due to increased spending in selling and marketing, professional services, and E-commerce. The increase in selling and marketing is part of the Company 's campaign to build brand awareness and loyalty by more strongly promoting its global brands.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended June 30, 2000 increased 20.6% to $1.4 million from $1.2 million in the three months ended June 30, 2000. The increase is attributed to additional focus in the design and development of new products and technologies.

Amortization of Intangibles. Amortization expense in the three months ended June 30, 2000 of $1.7 million was at the same level as the three months ended June 30, 1999. Amortization expense was affected by additional goodwill associated with the recent acquisitions of Safety Optical and Norhammer that was mostly offset by favorable changes in foreign currency translation.

Other (income) charges, net. Other (income) charges, net was income of $0.3 million for the three months ended June 30, 2000 as compared to a breakeven position for the three months ended June 30, 1999. This change was primarily a result of net foreign currency transaction gains in the three months ended June 30, 2000.

Operating Income. Operating income improved 5.0% to $10.7 million in the three months ended June 30, 2000 from $10.2 million in the three months ended June 30, 1999. This improvement was due primarily to increases in sales, increased gross profit as a percentage of sales, and the change in net foreign currency transaction gains and losses, partially offset by increased spending in selling, administrative, and technical services expenses. Operating income as a percentage of net sales in the three months ended June 30, 2000 was 13.4% as compared to 13.6% in the three months ended June 30, 1999.

Interest Expense, Net. Interest expense, net in the three months ended June 30, 2000 increased 2.8% to $6.1 million from $6.0 million in the three months ended June 30, 1999. The increase in interest expense was due to an increase in the weighted average interest rates in effect for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, somewhat offset by a reduction in average borrowings.

Provision For Income Taxes. The provision for income taxes in the three months ended June 30, 2000 was $1.1 million compared to $1.0 million in the three months ended June 30, 1999, reflecting an increased level of income before provision for income taxes.

Net Income. Net income for the three months ended June 30, 2000 increased 9.0% to $3.5 million from $3.2 million for the three months ended June 30, 1999.

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


                               EBITDA CALCULATION
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                            Three Months Ended                          Change
                                                                 June 30,                       Favorable (Unfavorable)
                                                        ------------------------              -------------------------
                                                        2000                1999              AMOUNT            PERCENT
                                                        ----                ----              ------            -------
Operating Income                                      $10,728             $10,219             $509                5.0%
Add Backs:
     Depreciation                                       2,625               2,288              337               14.7%
     Amortization of Intangibles                        1,684               1,673               11                0.7%
     Non-operating expense, net                           160                  42              118                 --
                                                      -------             -------             ----

EBITDA                                                $15,197             $14,222             $975                6.9%
                                                      =======             =======             ====


EBITDA for the three months ended June 30, 2000 was $15.2 million as compared to $14.2 million for the three months ended June 30, 1999. This improvement was due primarily to increased levels of sales, increased gross profit as a percentage of sales, and foreign currency transaction gains, partially offset by increased spending in selling, administrative and technical services expense. EBITDA as a percentage of net sales in the three months ended June 30, 2000 was 19.0% as compared to 18.9% in the three months ended June 30, 1999.

RESULTS OF OPERATIONS--NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                NINE MONTHS ENDED              NINE MONTHS ENDED           Change - Favorable
                                             -------------------------       ------------------------         (UNFAVORABLE)
                                             June 30,       Percent of       June 30,       Percent of        -------------
                                               2000         Net Sales          1999         Net Sales       Amount      Percent
                                             --------       ----------       --------       ----------      ------      -------

Net Sales
   Safety Products                           $164,049             71.4        $158,355            73.0      $  5,694       3.6
   Safety Prescription Eyewear                  30,181            13.1          26,484            12.2         3,697      14.0
   Specialty Composites                         35,552            15.5          32,064            14.8         3,488      10.9
                                             ---------           -----        --------           -----      --------
     Total net sales                           229,782           100.0         216,903           100.0        12,879       5.9
Cost of Sales                                  122,333            53.2         117,816            54.3        (4,517)     (3.8)
                                             ---------           -----        --------           -----      --------
   Gross profit                                107,449            46.8          99,087            45.7         8,362       8.4
Operating Expenses-
   Selling and administrative                   71,346            31.0          65,381            30.1        (5,965)     (9.1)
   Research and technical services               4,141             1.8           3,424             1.6          (717)    (20.9)
   Amortization of intangibles                   5,175             2.3           5,088             2.3           (87)     (1.7)
   Other (income) charges, net                    (728)           (0.3)            578             0.3         1,306       -
                                             ---------           -----        --------           -----      --------
     Operating income                           27,515            12.0          24,616            11.3         2,899      11.8
Interest expense, net                           18,299             8.0          18,402             8.5           103       0.6
                                             ---------           -----        --------           -----      --------
  Income before provision
  for income  taxes                              9,216             4.0           6,214             2.9         3,002      48.3
Provision for income
   taxes                                         2,509             1.1           2,152             1.0          (357)    (16.6)
                                             ---------           -----        --------           -----      ---------
Net income                                       6,707             2.9           4,062             1.9         2,645      65.1
Preferred stock dividend accrued                 7,662             3.3           6,725             3.1          (937)    (13.9)
                                             ---------           -----        --------           -----      ---------
Loss applicable to common  shareholders
                                             $    (955)           (0.4)       $ (2,663)           (1.2)     $  1,708      64.1
                                             =========           =====        ========           =====      ========
Loss per common share                        $   (9.35)                       $ (25.99)                     $  16.64      64.0
                                             =========                        ========                      ========
EBITDA                                       $  40,266            17.5        $ 36,872            17.0      $  3,394       9.2
                                             =========           =====        ========           =====      ========




Net Sales. Net sales in the nine months ended June 30, 2000 increased 5.9% to $229.8 million from $216.9 million in the nine months ended June 30, 1999. Safety Products net sales in the nine months ended June 30, 2000 increased 3.6% to $164.0 million from $158.4 million in the nine months ended June 30, 1999. This increase was driven by growth in sales of the hearing, eyewear and respiratory protection product lines. The success of product introductions led by the Lexa(R) eyewear and E-A-Rsoft(TM) hearing protection lines, as well as growth of the Peltor(R) brand in Europe, drove the strong volume growth which was offset somewhat by changes in foreign exchange. The strength of the US dollar relative to European currencies had the impact of reducing sales by approximately $5.6 million in the nine months ended June 30, 2000, as compared to the nine months ended June 30, 1999. The Safety Prescription Eyewear segment net sales in the nine months ended June 30, 2000 increased 14.0% to $30.2 million from $26.5 million in the nine months ended June 30, 1999. The Safety Prescription Eyewear segment net sales for the nine months ended June 30, 2000 included approximately $3.5 million of sales from Safety Optical that was acquired in August 1999. Specialty Composites' net sales in the nine months ended June 30, 2000 increased 10.9% to $35.6 million from $32.1 million in the nine months ended June 30, 1999. The increase was primarily driven by continued growth in the electronic segments of the precision equipment market, including computer and personal communication system (PCS) applications, as well as growth in the transportation market.

Gross Profit. Gross Profit in the nine months ended June 30, 2000 increased 8.4% to $107.4 million from $99.1 million in the nine months ended June 30, 1999. Gross Profit as a percentage of net sales in the nine months ended June 30, 2000 was 46.8% as compared to 45.7% in the nine months ended June 30, 1999. This significant improvement in the Gross Profit percentage of net sales is primarily due to increased productivity in the manufacturing plants which was strong enough to offset the negative impact of changes in foreign exchange rates. The strong US dollar relative to European currencies negatively affects gross profits as the impact on the majority of Europe's manufacturing costs are not proportional to the impact on net sales due the majority of Europe's manufacturing costs occurring outside of the European Monetary Union.

Selling and Administrative Expenses. Selling and administrative expenses in the nine months ended June 30, 2000 increased 9.1% to $71.3 million from $65.4 million in the nine months ended June 30, 1999. Selling and administrative expenses as a percentage of net sales in the nine months ended June 30, 2000 increased to 31.0% of net sales as compared to 30.1% of net sales in the nine months ended June 30, 1999. The spending increase is primarily due to increased spending in selling and marketing, professional services, and E-commerce. The increase in selling and marketing is part of the Company 's campaign to build brand awareness and loyalty by more strongly promoting its global brands.

Research and Technical Service Expenses. Research and technical service expenses in the nine months ended June 30, 2000 increased 20.9% to $4.1 million from $3.4 million in the nine months ended June 30, 1999. The increase is attributed to additional focus in the design and development of new products and technologies.

Amortization of Intangibles. Amortization expense in the nine months ended June 30, 2000 increased 1.7% to $5.2 million from $5.1 million in the nine months ended June 30, 1999. Amortization expense was affected by additional goodwill associated with the recent acquisitions of Safety Optical and Norhammer that was mostly offset by favorable changes in foreign currency translation.

Other (income) charges, net. Other (income) charges, net was income of $0.7 million for the nine months ended June 30, 2000 as compared to an expense of $0.6 million for the nine months ended June 30, 1999. This change was primarily a result of net foreign currency transaction gains in the nine months ended June 30, 2000 as compared to net foreign currency transaction losses in the nine months ended June 30, 1999.

Operating Income. Operating income improved 11.8% to $27.5 million in the nine months ended June 30, 2000 from $24.6 million in the nine months ended June 30, 1999. This improvement was due primarily to increases in sales, productivity improvements in the manufacturing plants and the change in net foreign currency transaction gains and losses, partially offset by increased spending in selling, administrative, and technical services expenses. Operating income as a percentage of net sales in the nine months ended June 30, 2000 was 12.0% as compared to 11.3% in the nine months ended June 30, 1999.

Interest Expense, Net. Interest expense, net in the nine months ended June 30, 2000 decreased 0.6% to $18.3 million from $18.4 million in the nine months ended June 30, 1999. The reduction in interest expense was due to a reduction in average borrowings offset somewhat by an increase in the weighted average interest rates in effect for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999.

Provision For Income Taxes. The provision for income taxes in the nine months ended June 30, 2000 was $2.5 million compared to $2.2 million in the nine months ended June 30, 1999, reflecting an increased level of income before provision for income taxes.

Net Income. Net income for the nine months ended June 30, 2000 increased 65.1% to $6.7 million from $4.1 million for the nine months ended June 30, 1999.

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


                               EBITDA CALCULATION
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                            Nine Months Ended                           Change
                                                                 June 30,                       Favorable (Unfavorable)
                                                         ------------------------              -------------------------
                                                         2000                1999              AMOUNT            PERCENT
                                                         ----                ----              ------            -------

Operating Income                                        $27,515            $24,616             $2,899              11.8%
Add Backs:
     Depreciation                                         7,488              7,119                369               5.2%
     Amortization of Intangibles                          5,175              5,088                 87               1.7%
     Non-operating expense, net                              88                 49                 39              79.6%
                                                        -------            -------             ------
EBITDA                                                  $40,266            $36,872             $3,394               9.2%
                                                        =======            =======             ======


EBITDA for the nine months ended June 30, 2000 was $40.3 million as compared to $36.9 million for the nine months ended June 30, 1999. This improvement was due primarily to improvements in sales volume, gross profit, net foreign currency transaction gains and losses, partially offset by increased spending in Selling, Administrative, and Technical expenses. EBITDA as a percentage of net sales in the nine months ended June 30, 2000 was 17.5% as compared to 17.0% in the nine months ended June 30, 1999.

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

YEAR 2000 COMPLIANCE

The Company did not experience significant problems related to systems recognizing date sensitive information as a result of the year 2000. The costs associated with making its information systems year 2000 compliant were not material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies (Term Loans) and (ii) a revolving credit facility with a maturity of May 30, 2002 providing for up to $25.0 million (Revolving Credit Facility), (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions with which Aearo Company was in compliance at June 30, 2000. At June 30, 2000 the amounts outstanding on the Term Loans and the Revolving Credit Facility were approximately $92.5 million and $10.2 million, respectively.

Maturities under the Company's Term Loans are: $4.6 million for the remainder of fiscal 2000, $19.5 million in fiscal 2001, $33.1 million in fiscal 2002, and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company's net cash provided by operating activities for the nine months ended June 30, 2000 totaled $19.4 million as compared to $19.7 million for the nine months ended June 30, 1999. The decrease was due primarily to a decrease of $2.9 million in the Company's net changes in assets and liabilities, partially offset by a $2.6 million improvement in net income. The Company's net changes in assets and liabilities were primarily driven by growth in receivables.

Net cash used by investing activities was $11.1 million for the nine months ended June 30, 2000 as compared to $5.0 million for the nine months ended June 30, 1999. The increase in net cash used by investing activities is attributed to the acquisition of Ontario based Norhammer Limited for $3.6 million, the acquisition of Norway based Livax A/S for aproximately $0.3 million, and a higher level of capital expenditures in the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999.

Net cash used by financing activities for the nine months ended June 30, 2000 was $6.9 million compared with net cash used by financing activities for the nine months ended June 30, 1999 of $15.4 million. The change in cash used by financing activities of $8.6 million is primarily attributed to additional borrowings under the revolving credit facility of $4.3 million for the nine months ended June 30, 2000 compared to repayments of $5.0 million in the nine months ended June 30, 1999, a decrease in the repayment of long term debt of $1.2 million, and an increase of $1.4 million in the scheduled principal repayments on the Term Loans. Scheduled principal repayments on the Term Loans were $10.6 million and $9.2 million for the nine months ended June 30, 2000 and 1999, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to change in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate the impact of changes in foreign currencies and interest rates.

FOREIGN CURRENCY RISK

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. In particular, the Company expects that sales and profitability over the remainder of fiscal year 2000 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. To mitigate the impacts of changes in exchange rates the Company executes two hedging programs: one for transaction exposures, and the other for the cash flows of the European operations. The Company utilizes forward contracts for transaction exposures and a combination of forward contracts, put options and zero premium collars for cash flow exposures. During the three months ended June 30, 2000 there was no significant impact on net income due to transaction hedges, while the cash flow hedges created a gain of $0.5 million. In addition, the Company limits foreign exchange impacts on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and German Marks (DEM). The Company does not consider the notional amount of outstanding hedge contracts at June 30, 2000 as material. It is anticipated that the settlement of outstanding contracts will not have a material impact on the profitability of the Company.

INTEREST RATES

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate swaps to reduce the impact of increased interest rates in its floating rate debt. With the continuing increases in interest rates since June of 1999 the Company unwound its zero premium collar on February 28, 2000, rolling gains into a new interest rate swap that matches the notional amounts of the credit agreement by loan currency. The new interest rate swap will expire August 31, 2001. The Company is of the opinion that it is well positioned to manage interest expense through August 2001 and have mitigated the risks of continued interest rate hikes and the related profit impact from the Company's Financial Statements through these efforts.

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

Date: August 2, 2000                 AEARO CORPORATION

                                     /s/ Bryan J. Carey

                                     -------------------------------------------
                                     Bryan J. Carey
                                      Executive Vice President, Chief Financial
                                       Officer, Treasurer, Assistant Secretary
                                        and Managing Director - Europe

                                     /s/ Jeffrey S. Kulka

                                     -------------------------------------------
                                     Jeffrey S. Kulka
                                      Corporate Controller

                                  EXHIBIT INDEX


EXHIBITS        DESCRIPTION
--------        -----------

  27.1*   --    Financial Data Schedule.


*Filed herewith.