Form 10-K405
period 2000-09-30
AEARO CORP
filed 2000-12-22
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 1, 2000, all voting and non-voting common equity of the Registrant was held by affiliates of the Registrant.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 1, 2000 was 102,087.5.

                                TABLE OF CONTENTS

                                                                                                                PAGE

PART I

       Item 1.    Business                                                                                        2
       Item 2.    Properties                                                                                     10
       Item 3.    Legal Proceedings                                                                              11
       Item 4.    Submission of Matters to a Vote of Security Holders                                            11

PART II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                          12
       Item 6.    Selected Financial Data                                                                        12
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results Of Operations          15
       Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                     22
       Item 8.    Financial Statements and Supplementary Data                                                    23
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           47

PART III

       Item 10.  Directors and Executive Officers                                                                48
       Item 11.  Executive Compensation                                                                          51
       Item 12.  Security Ownership of Certain Beneficial Owners and Management                                  56
       Item 13.  Certain Relationships and Related Transactions                                                  57

PART IV

       Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                61

                                     PART I

ITEM 1. BUSINESS

GENERAL

Aearo Corporation, a Delaware corporation ("Aearo"), and its direct wholly-owned subsidiary, Aearo Company I, doing business as Aearo Company, a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide. PPE encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, earmuffs and earplugs, respirators, hard hats, gloves, safety clothing and safety shoes. The Company manufactures and sells hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names:
AOSafety(R), E-A-R(R), and Peltor(R). The Company attributes its leading market positions to:

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

RECENT DEVELOPMENTS

On June 1, 2000, the Company acquired Oslo, Norway based Livax A/S for approximately $0.3 million. Livax A/S services the offshore industry with communication headsets and had annual sales of $1.2 million in 1999. Livax A/S has been a distributor of the Company's Peltor(R) brand name products for over twenty years and also provides after-sales service and support. Livax A/S will be operated within the Safety Products segment of the Company.

On October 28, 1999, the Company acquired Ontario, Canada based Norhammer Limited for approximately $3.7 million. Norhammer is a market leader in the earmuff and communication headset segments in Canada and has been in operation for more than two decades. It has been the exclusive distributor of the Company's Peltor(R) brand products in Canada and had annual sales of $4.7 million in its last fiscal year. Norhammer specializes in adapting Peltor(R) products for the U.S. and Canada, by linking these products to two-way radios (made by such companies as Ericsson and Motorola). Norhammer also provides after-sales service. Norhammer will be operated within the Safety Products segment of the Company.

SEGMENTS

The Company operates three business segments. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names: AOSafety(R), E-A-R(R), and Peltor(R). The Safety Products segment accounted for approximately 72% of the Company's net sales in fiscal 2000, and approximately 73% and 74% in fiscal 1999 and 1998, respectively.

The Safety Prescription Eyewear ("SRx") segment manufactures and sells products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end-user's prescription, and then assembles the glasses using the end-user's choice of frame. The Safety Prescription Eyewear segment accounted for approximately 13% of the Company's net sales in fiscal 2000 and approximately 12% in both fiscal 1999 and 1998.

The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. Specific product applications for such materials include noise-reducing and vibration-damping matting used in under hood and cab treatments of transportation equipment such as Class 8 heavy trucks, shock protection parts for electronic devices such as computer disk drives, servers, and durable energy-absorbent and cushioning foams used in footwear. Specialty Composites also produces specially formulated foam used in the manufacture of the Safety Products segment's polyvinylchloride ("PVC") earplugs. Specialty Composites accounted for approximately 15% of the Company's net sales in fiscal 2000 and fiscal 1999, and approximately 14% in fiscal 1998.

     PRODUCTS - SAFETY PRODUCTS SEGMENT

Within Safety Products, the Company classifies its products in five main categories: hearing protection and communication headsets; eyewear; face and head protection; respiratory protection; and other protection products.

HEARING PROTECTION. The Company's hearing protection products primarily consist of disposable earplugs, reusable earplugs, and earmuffs. The Company has been a leader in hearing conservation research and development since 1972, when it first introduced the PVC disposable earplug. Today, this product is known as the "Classic" (R) and its color yellow is a registered trademark of the Company in the United States and Canada. This product, and the recently introduced and patented Super-Fit(TM) product, is designed to be "rolled down" or compressed before being inserted into the ear, and, as a result of its unique slow recovery characteristics, the plug slowly expands (or "recovers") to fill the ear canal and provide the desired protection. The Company's PVC earplugs are available corded and uncorded and in a variety of packaging options. The Company also produces versions of the PVC plug for many of the international airlines for inclusion in their amenity kits. In addition the Company manufactures a full line of polyurethane earplugs, including its E-Z-Fit(R), TaperFit(R), E-A-Rsoft(TM), and Yellow Neons(TM) products. These products serve the same disposable earplug category, but the PVC earplugs have historically led the market.

In the reusable earplug segment of the market, the Company offers its patented UltraFit(R) product, and the E-A-R(R) Express(R) a patented product, which features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. The Company also offers the "Flex"(TM) line of "semi-aural" banded products, designed for intermittent use. These products feature articulating arms which allows for use in multiple positions and for easy storage around the neck.

The Company sells a full range of earmuffs. Under its Peltor brand, the Company manufactures, assembles and sells a broad line of earmuffs and communication headsets. The Company is a leader in providing noise attenuating headsets and wireless and hardwire communication headsets. These products serve a variety of end user markets where protection from harmful high and low frequency noise is sought or the need for easy communication in noisy or remote environments exist, such as in the construction, heavy machinery, airport, forestry, textile and mining industries. The Company also offers auditory systems products, which are sold to audiologists and are used in the testing of hearing.

EYE PROTECTION. Non-prescription eye and face protection is used in work environments where a number of hazards present a danger to the eyes and face, including dust, flying particles, metal fragments, chemicals, extreme glare and optical radiation. The Company offers a large number of task-specific non-prescription safety eyewear products. The basic categories of non-prescription eyewear protection are non-prescription safety (or "plano") eyewear and goggles:

     - Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and includes a wide range of products from disposable visitor safety spectacles to several lines of fashionable, reusable safety eyewear available in different colors and with a variety of applications. As part of the continuing product development efforts the Company now markets its unique Lexa(R) safety eyewear products which feature a patented contoured lens which wraps around the wearer's face, improving peripheral vision, and eliminating the need for separate side shields.

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

FACE AND HEAD PROTECTION. Face and head protection is used in work environments where a number of hazards present a danger to the eyes, face and head, including dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation and items dropped from above. The basic categories of face and head protection are faceshields and hard hats:

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

OTHER PROTECTION PRODUCTS. The acquisition of Eastern Safety Equipment Co., Inc. ("Eastern") on January 3, 1996 added first aid kits as a new product category for the Company while also increasing the Company's presence in the Consumer/Do-It-Yourself(DIY) market. First aid kits are either for general use or for industrial or commercial uses. Additional products in this group include safety vests.

     PRODUCTS - SAFETY PRESCRIPTION EYEWEAR SEGMENT

The Company's safety prescription eyewear ("SRx") products are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end user's prescription, and then assembles the glasses using the end user's choice of frame. The Company views its ability to provide individual attention to each patient through Company-employed, as well as independently contracted, eye care professionals as an essential part of its SRx business.

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

Specialty Composites' products fall into three broad categories: barriers and absorbers for airborne noise control; damping and isolation products for vibration and shock control; and energy control products for shock and comfort management. The Company's products include: Isoloss(R) LS polyurethane high density cellular foams, which are manufactured by three production lines in a variety of thicknesses, widths, colors and densities for reduction of excessive vibration, noise and shock control and high resilience cushioning and sealing applications; the Confor(R) heavily damped viscoelastic foam for ergonomic cushioning applications; the Tufcote polyurethane and PVC thin sheet foams for acoustical, absorption and noise control applications; and the Isodamp(R) PVC foams for mechanical vibration reduction and noise and shock control.

SALES AND MARKETING

The Company divides its sales force into its three business segments, as follows:

     SALES AND MARKETING - SAFETY PRODUCTS SEGMENT

Within Safety Products, sales are managed through four channels: North American Industrial Distribution; Consumer/Do-It-Yourself ("DIY"); Europe; and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategies. In addition, through the acquisitions of Peltor and Norhammer, the Company has significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications earmuff market.

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

     - Consumer. Under the AOSafety(R) brand name, the Company is America's leading supplier of personal safety products. The AOSafety(R) brand offers a wide variety of quality products to meet existing and emerging consumer personal safety needs in many marketplaces. Within the Hardware/Do-it-Yourself marketplace, AOSafety(R) is the primary brand carried by The Home Depot, Ace, TruServ, Lowe's and other retailers. AOSafety(R) also has a position in the "shooting/hunting" safety product marketplace. Further AOSafety(R) products are marketed in drugstore channels.

     - Europe. The Company has a significant presence in Europe with sales offices in the U.K., Sweden, Germany, France, Italy and Spain. While the Company's historical strength in this market has been in hearing protection devices sold through industrial distributors, the Company has recently been successful in pursuing sales of safety eyewear and has dedicated a full-time Eyewear Brand Manager to lead and train the existing sales organization and its Distributor base.

     - International. The Company exports its products around the world, and this channel is managed through sales representatives located in Singapore, Miami (covering the Caribbean and Central America), Brazil, Australia, New Zealand and South Africa (covering the Middle East).

     SALES AND MARKETING - SAFETY PRESCRIPTION EYEWEAR SEGMENT (SRX)

The SRx segment employs its own sales force to sell its products throughout North America. Approximately 90% of the Company's safety prescription eyewear is sold directly to more than 15,000 industrial locations, including a majority of the industrial companies in the Fortune 500. The remainder of the Company's SRx products are sold through the industrial distribution channel and direct to eye care professionals.

     SALES AND MARKETING - SPECIALTY COMPOSITES SEGMENT

The Company relies upon an organization of direct sales representatives and independent agents to identify OEM applications for Specialty Composites' products and technologies. Once such applications have been identified, the Company's sales and technical staffs work closely with OEMs to provide the customer with a low-cost, integrated solution for its noise, vibration, shock, cushioning and/or comfort management problems. Currently, Specialty Composites' products are sold into three markets: transportation; health-related; and original equipment manufacturers ("OEM") in industrial applications such as electronics and industrial equipment.

     TRANSPORTATION MARKET. Specialty Composites' products are incorporated into heavy trucks, automobiles, yachts, aircraft, buses, leisure vehicles and defense, farm and construction equipment in order to control noise and vibration. For example, the Company supplies durable acoustical foams and barriers that control sound and help meet noise standards for Class 8 heavy trucks. The Company also provides complete noise and vibration control packages for high-end yachts in order to contain engine room noise and to soundproof passenger quarters. Specialty Composites applications also exist with respect to executive and commuter aircraft, where relatively thin, lightweight, multi-function damping composites efficiently control sound and vibration.

     HEALTH-RELATED MARKET. Applications for the energy-absorbing characteristics of Specialty Composites' products, particularly its line of temperature-reactive foams, have been growing in the health-related segment. Such materials enhance physical protection and improve comfort in many devices including orthopedic mattresses and pillows, leg braces, orthotic devices, surgical pillows, wheelchair cushions, bicycle helmets, keyboard wrist supports and occupational seating.

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

RESEARCH AND DEVELOPMENT

     RESEARCH AND DEVELOPMENT - SAFETY PRODUCTS SEGMENT.

The Company believes that its research and development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, the Company's ultimate predecessor, the former E-A-R(R) (Energy Absorbing Resins) Division of Cabot Corporation ("Cabot"), has been a leader in the development of technology for understanding and measuring noise and hearing loss and in developing products and programs to encourage hearing conservation. In order to test the efficacy of its hearing protection products, the Company owns and operates a National Voluntary Laboratory Accreditation Program ("NVLAP") laboratory in the United States which is accredited for testing the efficacy of hearing protection products. The Company also operates sound chambers and testing facilities that measure the performance of its materials and designs. Similarly, the Company believes that it has been a pioneer and leader in the development and testing of safety eyewear and maintains extensive facilities for the design and testing of safety eyewear. The Company also has facilities for the design and testing of respiratory safety equipment. The research and development personnel of the Company include recognized experts in the safety products industry.

     RESEARCH AND DEVELOPMENT - SAFETY PRESCRIPTION EYEWEAR SEGMENT

This segment shares some of the expertise within the Safety Products Segment and works extensively with outside suppliers for development of frames, lenses and coatings.

     RESEARCH AND DEVELOPMENT - SPECIALTY COMPOSITES SEGMENT

The research and development efforts of Specialty Composites focus on developing proprietary materials and enhancing existing products in order to meet customer needs identified by the Company's sales and technical staff. Products such as the VersaDamp(TM) 2000 thermoplastic elastomers and the Confor(R) heavily damped viscoelastic foams are being introduced in a growing number of applications across all markets served by Specialty Composites.

RAW MATERIALS AND SUPPLIERS

The Company buys and consumes a wide variety of raw materials, component parts, office supplies, and maintenance and repair parts. Significant categories purchased include corrugated paper products, poly packaging films, chemicals, eyewear frames and optical lenses. The chemical category includes plastic resins such as polycarbonates, propionates, polyols, plasticizers, substrates, pre-polymers, isocyanates and adhesives. The eyewear frames are for both the nonprescription and SRx products.

The Company does have a diverse base of material suppliers and is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. Items of potential impact include paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. With reference to supplier agreements that allow for price changes based upon an index the Company builds anticipated commodity price movements into each year's planning cycle. The Company manages pricing pressure exposure on large volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. However, where appropriate, the Company will use a single source for supply of certain items. In addition, based on the material, availability of supply, level of quality and the technical difficulty to produce, the Company will use a major and minor source to insure continued best pricing and a ready back up supply. The Company does not enter into derivative instruments to manage commodity risk.

With the exception of polycarbonate, the Company has not experienced any significant delays or shortages in obtaining raw materials in recent years and believes that alternative supplies of raw materials can be located on commercially reasonable terms. Due to two global polycarbonate manufacturers experiencing significant manufacturing problems this supply of material has created a very global tight supply. The Company's supplier has not had manufacturing supply problems, therefore availability has not been an issue. Due to tight supply, the Company did experience price increases in fiscal year

2000. No subsequent increases are expected in fiscal year 2001. As a contingency to potential spot supply outages, inventory has been increased to levels that the Company believes would be sufficient to support the businesses through an outage. In addition, the Company is continuing to qualify other sources of supply.

Although the Company outsources the production of less than 10% of its products to various manufacturers, the Company has found resource availability, abundant supplier competition and infrastructure stability in the Far East to provide favorable supply opportunities.

MANUFACTURING AND DISTRIBUTION OPERATIONS

The Company maintains a high degree of vertical integration, allowing it to manufacture over 90% of the products that it sells. The Company's strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites' products (including the foam used in the manufacture of PVC earplugs); high speed assembly and packaging of earplugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. The Company also utilizes a number of contract manufacturers in the United States, Mexico, and Europe to supplement internal operations and to assemble and/or manufacture products where the Company does not have world class processing capabilities. The Company will continue to use contract manufacturers where appropriate to remain competitive and maximize profit margins. Consistent across all of the Company's manufacturing operations is an emphasis on producing high quality products. Currently, all of the Company's manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company is currently working toward QS 9000 certification for the Specialty Composites operations. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

The Company's products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to the Company's business.

     MANUFACTURING AND DISTRIBUTION OPERATIONS - SAFETY PRODUCTS SEGMENT

The Company's Indianapolis, Indiana plant is the largest earplug manufacturing facility in the world. It fabricates, molds and packages hundreds of millions of pairs of earplugs annually, utilizing automated, high-speed assembly and packaging equipment. Because the economies of scale present in this operation are unique in the hearing protection products industry, management believes that they offer the Company a competitive advantage of lower costs within the production process. The plant's high-speed robotic fabrication, assembly and packaging of earplugs facilitate cost-savings, high-volume production and improved cycle times and inventory management. The Southbridge, Massachusetts facility is the Company's largest manufacturing site and manufactures a wide variety of Personal Protection Equipment. These manufactured safety products include respiratory, plug and muff type hearing, head and face, and a broad offering of safety eyewear protection. All Company manufacturing sites have implemented a number of initiatives resulting in significant improvements in the areas of safety, quality, cost, and customer service.

The Company's principal international manufacturing operations are located in Poynton, England; Varnamo, Sweden; and Ettlingen, Germany. The Poynton facility serves customers in Western Europe, producing and packaging earplugs and other hearing and eyewear products. The Varnamo, Sweden plant is the principal Peltor manufacturing location supplying finished goods and components to customers and other subsidiaries from this location. Certain of these products are received in the Ettlingen, Germany plant that provides an assembly operation for the components and a stocking facility for finished goods for shipment to customers.

The Company fills virtually all of its domestic and certain of its international orders through its state-of-the-art distribution center located in Indianapolis, Indiana which has efficient bar-coding and scanning capabilities to assure rapid turn-around time and service levels for customer orders.

     MANUFACTURING AND DISTRIBUTION OPERATIONS - SAFETY PRESCRIPTION EYEWEAR SEGMENT

The SRx production operations are comprised of three facilities located in the U.S., two in Canada and one in Europe. The U.S. locations include the Athens, Tennessee lab acquired in 1999 as well as locations in Indiana and Oklahoma. In Canada, the Mississauga, Ontario plant fabricates prescription eyewear and, together with a small prescription eyewear laboratory in Montreal, produces SRx products for the Canadian market. In Poynton, England, the Company has a small SRx laboratory that serves primarily the U.K. market. These facilities possess lens surfacing edging, grinding and coating machinery capable of handling glass, plastic and polycarbonate lenses. The lenses are then fitted into frames and the finished product is shipped to customers. These facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually.

     MANUFACTURING AND DISTRIBUTION OPERATIONS - SPECIALTY COMPOSITES SEGMENT

Specialty Composites' products are manufactured in Indianapolis, Indiana and Newark, Delaware. The Indianapolis plant, which supplies specially formulated foam for the Company's PVC earplugs, manufactures and fabricates sheet and roll PVC and polyurethane materials and molds polyurethane foams and solids. This facility also houses applications engineering, research and development, quality assurance and customer service support. The Newark, Delaware facility manufactures polyurethane foams and films and houses the Company's proprietary, thinsheet foam casting line, which permits the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line.

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

The PPE market is fragmented and highly competitive as a large number of relatively small, independent manufacturers with limited product lines serve the PPE market. The Company estimates that there are more than 500 manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. The Company believes that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service and brand name recognition and, to a lesser extent, price. From a positive competitive standpoint, the Company believes it is well situated, primarily because of its large size and its broad product offerings, to compete in a fragmented industry. The Company enjoys certain economies of scale which are not available to smaller competitors. Many of the Company's customers, particularly in the growing consumer/DIY channel, prefer the type of "one stop shopping" that the Company can provide. The Company's advanced distribution center further facilitates timely and accurate deliveries.

The specialty composites industry is highly competitive, and participants compete on the basis of being able to provide cost-effective solutions to the noise, shock and vibration problems of OEMs.

EMPLOYEES

As of September 30, 2000, the Company had 1,657 employees, of whom 1,094 were primarily engaged in manufacturing, 380 in sales, marketing and distribution, 55 in research and development and 130 in general and administrative. The Company believes its employee relations are good. The Company has one domestic U.S. facility that employs union members. This facility, located in Plymouth, Indiana, employs 37 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 79 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 26, 2001.

PATENTS AND TRADEMARKS

The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. The Company values particularly highly its trademark for the color yellow for earplugs in the United States and Canada and places significant value on its overall patent portfolio. However, no single patent or patent application is material to the Company. The Company's patents expire at various times in the future not exceeding 20 years.

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

                                                         APPROXIMATE
LOCATION                                                 SQUARE FEET       FUNCTION
--------                                                 -----------       --------

SAFETY PRODUCTS
Southbridge, Massachusetts......................              295,000      Manufacturing/Administration
Indianapolis, Indiana (1).......................              220,564      Distribution/Customer Service
Indianapolis, Indiana...........................               81,540      Manufacturing/Corporate Headquarters
Poynton, England (2)............................               56,530      Manufacturing/Distribution/Customer Service
Varnamo, Sweden.................................              125,595      Manufacturing/Distribution/Customer Service
Ettlingen, Germany..............................               45,000      Manufacturing/Distribution/Customer Service
Paris, France...................................                1,894      Sales Office
Barcelona, Spain................................                  (*)      Sales Office
Milan, Italy....................................                  (*)      Sales Office
Barrie, Ontario, Canada.........................                4,768      Manufacturing/Distribution/Customer Service
Oslo, Norway....................................                6,300      Sales/Distribution/Customer Service

SAFETY PRESCRIPTION EYEWEAR
Chickasha, Oklahoma.............................               35,000      Manufacturing/Customer Service
Plymouth, Indiana...............................               10,224      Manufacturing/Customer Service
Athens, Tennessee...............................               28,000      Manufacturing/Customer Service
Mississauga, Ontario, Canada....................               28,850      Manufacturing/Customer Service
Montreal, Quebec, Canada........................                1,800      Manufacturing/Customer Service

SPECIALTY COMPOSITES
Indianapolis, Indiana...........................              156,000      Manufacturing/Distribution/Customer Service
Newark, Delaware................................               79,650      Manufacturing/Distribution
Newark, Delaware................................               75,200      Warehouse/Distribution

---------------------

(1)  This facility also serves as an international distribution center.

(2)  This facility's primary function is manufacturing safety products.

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

As part of a trademark dispute with Moldex-Metric, Inc. involving the Company's "Yellow Neon Blasts"(TM) polyurethane earplugs, a federal district court in Southern California issued a preliminary injunction in October, 2000 which required the Company to immediately withdraw the current version of "Yellow Neon Blasts"(TM) polyurethane earplugs from the U.S. market, and to also advise its distributors to withdraw this product from the market, until the trademark issue could be resolved. In accordance with this ruling, the Company ceased the manufacturing and distribution of "Yellow Neon Blasts"(TM). The Company appealed the preliminary injunction and the court granted a stay of the injunction pending appeal to the Ninth Circuit. "Yellow Neon Blasts"(TM) was introduced approximately one year ago as part of the Company's new line of polyurethane earplugs called E-A-Rsoft(TM). Over the past twelve months, "Yellow Neon Blasts"(TM) has accounted for approximately $1 million of the Company's U.S. sales (the trademark dispute and the preliminary injunction do NOT include the E-A-Rsoft(TM) "Yellow Neons"(TM) solidly colored earplugs or any other Company products). In December, 2000 the Company reached a non-cash settlement with Moldex-Metric, Inc. whereby the "Yellow Neon Blasts"(TM) would be taken off the market in the U.S. and Canada. In the opinion of management, this will not have a material impact on operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 2000, the Company held a special meeting of stockholders. The stockholders approved the selection of Arthur Andersen LLP as the Company's independent public accountants with a total of 101,987.5 votes in favor, no votes in opposition and 100 abstention votes. The stockholders voted to elect the following directors for the ensuing year with a total of 101,987.5 votes in favor of each director and 100 abstention votes for each director: Norman W. Alpert, Bryan P. Marsal, John D. Curtin, Jr., Margaret J. Hanratty, William E. Kassling, Michael A. McLain, Arthur J. Nagle, Daniel S. O'Connell and Robert Rothberg.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 1, 2000 there were outstanding 102,087.5 shares of common stock, par value $0.01 per share, of Aearo ("Aearo Common Stock"). All of the Aearo Common Stock is held, collectively, by Vestar Equity Partners, L.P. (together with certain related persons, "Vestar"), Cabot Corporation ("Cabot") and management. As of December 1, 2000 there were 36 shareholders of record of Aearo Common Stock. In July 1995, Vestar, Cabot and management effected through the Company the acquisition of substantially all of the assets and certain liabilities of Cabot CSC Corporation ("Old Cabot Safety Corporation"), a wholly-owned subsidiary of Cabot, and certain of its affiliates (the "Formation Acquisition") for $206.1 million. To finance the Formation Acquisition, the Company incurred $47.5 million of senior secured debt ("Senior Bank Facilities") sold $100 million of 12 1/2% senior subordinated notes due 2005 (the "Senior Subordinated Notes"), issued to Vestar and Cabot an aggregate of $45 million of 12 1/2% redeemable preferred stock (the "Aearo Preferred Stock"), and issued to Vestar, Cabot and certain members of management and key employees of the Company an aggregate of 100,000 shares of Aearo Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." All of the common stock of the Subsidiary is owned by Aearo, and thus no trading market exists for such stock. Accordingly, no trading market exists for any capital stock of the Company.

The Company has never paid cash dividends on the Aearo Common Stock. Payment of dividends on the Aearo Common Stock is limited by the terms of the Company's Senior Bank Facilities and Senior Subordinated Notes and is subordinated to payment of dividends on the Aearo Preferred Stock. See Note 7 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data as of and for the periods ended September 30, 1996, 1997, 1998, 1999, and 2000 are derived from the consolidated financial statements of Aearo Corporation and subsidiaries. The data should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                AEARO CORPORATION

                             SELECTED FINANCIAL DATA
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)


--------------------------------------------------------------------------------

                                                                      YEAR ENDED SEPTEMBER 30,

                                              1996              1997            1998                1999            2000
-----------------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA:
Net Sales--
    Safety Products ..............          $ 205.2           $  249.6        $  216.5            $ 212.1         $ 219.3
    Safety Prescription Eyewear ..               --                 --            36.4               35.5            39.9
    Specialty Composites .........             38.3               36.2            39.6               42.8            45.8
                                            -------           --------        --------            -------         -------
       Total net sales ...........            243.5              285.8           292.5              290.4           305.0
Cost of Sales ....................            133.6(1)           163.5           163.9              157.5           161.6
                                            -------           --------        --------            -------         -------
    Gross profit .................            109.9              122.3           128.6              132.9           143.4
Operating Expenses--
    Selling and Administrative ...             73.6(2)            87.0            88.9               86.0            94.3
    Research and technical service              3.2                5.1             4.7                4.7             5.5
    Amortization expense .........              5.6                7.0             6.8                6.8             6.9
    Other charges (income), net ..              0.3                2.5            (0.3)               0.8            (0.3)
    Restructuring charge .........               --                 --            11.6(5)              --              --
                                            -------           --------        --------            -------         -------
       Operating Income ..........             27.2               20.7            16.9               34.6            37.0
       Interest expense, net .....             20.7               26.7            26.1               24.3            24.4
                                            -------           --------        --------            -------         -------
       Income (loss) before income
       taxes .....................              6.5               (6.0)           (9.2)              10.3            12.6
    Provision for income taxes ...              4.3                0.9             2.2                3.2             3.6
                                            -------           --------        --------            -------         -------
Net income (loss) ................          $   2.2           $   (6.9)       $  (11.4)           $   7.1         $   9.0
                                            =======           ========        ========            =======         =======

Preferred stock dividend accrued .              6.2                7.1             8.1                9.1            10.4

Net loss applicable to common
shareholders .....................             (4.1)             (14.0)          (19.5)              (2.1)           (1.4)

Net loss per common share ........          $(40.58)          $(142.77)       $(195.60)           $(20.35)        $(13.26)

OTHER DATA:

EBITDA(3) ........................          $  39.7           $   37.8        $   47.1            $  51.0         $  54.6

Depreciation and amortization ....             13.9               18.6            20.3               18.3            18.7

Capital expenditures .............              9.2                8.9             5.8                8.4             9.6

Ratio of earnings to fixed
charges(4) .......................              1.3                 --              --                1.4             1.5

BALANCE SHEET DATA (AT
PERIOD-END):

Total assets .....................          $ 338.6           $  314.1        $  293.0            $ 282.3         $ 266.9
Debt .............................            250.3              244.7           233.2              214.8           199.8
Stockholders' equity .............             35.0               23.1            11.1               16.5            15.8

NOTES TO SELECTED FINANCIAL DATA:

(1) Includes $1.0 million charged to cost of sales as a result of purchase price allocated to inventory acquired in the Peltor acquisition. This amount was recorded in cost of sales as the acquired inventory was sold during the year ended September 30, 1996.

(2) Includes $0.8 million charged to selling and administrative expense for costs related to the abandoned effort at an initial public offering.

(3) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion. EBITDA presented for fiscal 1998 is excluding restructuring charges of $11.6 million recorded during fiscal 1998.

(4) Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs). Earnings for the period ended September 30, 1997 and 1998 were inadequate to cover fixed charges by $6.0 million, and $9.2 million, respectively.

(5) During fiscal 1998 the Company took a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during the fiscal year. On February 3, 1998, the Company announced the appointment of Michael A. McLain as President and Chief Executive Officer and on March 25, 1998 the Company announced plans to close the Boston headquarters and relocate it to Indianapolis, Indiana, where the Company has substantial operations. In addition, on September 30, 1998 the Company announced plans to improve profitability through complexity reduction and restructuring (See Note 16 of Notes to Consolidated Financial Statements).

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

During fiscal year 1998 the Company continued to realize these improvements and experienced four successive quarters of operating profitability improvements, excluding the $11.6 million restructuring charge and $0.5 million of personnel relocation costs associated with the move of the corporate headquarters from Boston, Massachusetts to Indianapolis, Indiana, as compared with the same quarters of the prior year. A new management team was installed, starting with the appointment of Michael A. McLain as President and Chief Executive Officer on February 3, 1998. Greater utilization of the new management information system allowed the Company to realize additional operating improvements. To further accelerate the operational benefits of the new management information system, the Company completed a major update of its SAP management information system to version 3.1H in November 1998 and intends to continue to apply information system version upgrades as the Company deems appropriate.

During fiscal year 1999 the Company implemented the restructuring plan announced on September 30, 1998.

1. The Company reorganized into strategic business segments. The reportable segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. This change was made to allow greater management attention and focus.
2. The Company rationalized its product line in Safety Products, discontinuing over 50% of low volume, low margin stock keeping units. It consolidated its product offering to retail customers like Home Depot, Lowe's, ACE, etc. under the AOSafety(R) brand name and introduced improved packaging and new graphics at the same time. This rationalization has contributed to manufacturing efficiencies.
3. In the Safety Prescription Eyewear segment the Company consolidated its customer service and distribution operations.

In addition, there have been continued productivity improvements in purchasing, logistics and manufacturing. These, along with the restructuring efforts, have resulted in significant improvements in gross margin versus the previous year.

A part of the savings was re-invested in selling and marketing to build brand equity and introduce new and innovative products. These included E-A-Rsoft(TM), Yellow Neons(TM), the recently introduced Super-Fit(TM), Nassau Rave(TM) safety eyewear, new safety prescription eyewear frames and several new Peltor(R) communication products. The Lexa(R) product line, first introduced in 1998, has shown very positive growth.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Company's consolidated statements of operations expressed as a percentage of net sales.


                                                                 YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------------------
                                                        1998              1999              2000
                                                       ------------------------------------------

Net sales:
Safety Products ...........................             74.1%              73.1%             71.9%
Safety Prescription Eyewear ...............             12.4               12.2              13.1
Specialty Composites ......................             13.5               14.7              15.0
                                                       -----              -----             -----
Total net sales ...........................            100.0(1)           100.0(1)          100.0(1)
Cost of sales .............................             56.0               54.2              53.0
                                                       -----              -----             -----
Gross profit ..............................             44.0               45.8              47.0
Selling and administrative ................             30.4               29.7              30.9
Research and technical services............              1.6                1.6               1.8
Amortization expense ......................              2.3                2.3               2.2
Other charges (income), net ...............             (0.1)               0.3              --
Restructuring charge ......................              4.0               --                --
                                                       -----              -----             -----
Operating income ..........................              5.8%              11.9%             12.1%
                                                       =====              =====             =====


(1) Effective October 1, 1998 the Company reorganized its financial reporting into the three reportable segments of Safety Products, Safety Prescription Eyewear and Specialty Composites.

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES. Net sales in the year ended September 30, 2000 increased 5.0% to $305.0 million from $290.4 million in the year ended September 30, 1999 as the sales in all three reportable segments increased. The Safety Products segment net sales in the year ended September 30, 2000 increased $7.2 million to $219.3 million from $212.1 million, or 3.4% even though the effect of the stronger U.S. dollar as compared to the European and Canadian currencies, was to depress sales by approximately $6.4 million. Sales in Europe, to North American Consumer customers and to international customers were all higher than in the prior year. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2000 increased 12.4% to $39.9 million from $35.5 million in the year ended September 30, 1999. The Safety Prescription Eyewear segment net sales for the year ended September 30, 2000 included approximately $4.0 million of sales from Safety Optical that was acquired in August 1999. The Specialty Composites segment net sales in the year ended September 30, 2000 increased $3.0 million to $45.8 million from $42.8 million, or 7.0%. Increased sales were due to continued growth in sales of engineered products to the general aviation and precision equipment markets while sales into the trucking segment were lower by approximately 2%.

GROSS PROFIT. Gross profit in the year ended September 30, 2000 increased 7.9% to $143.4 million from $132.9 million in the year ended September 30, 1999. Gross profit as a percentage of net sales in the year ended September 30, 2000 was 47.0% as compared to 45.8% in the year ended September 30, 1999. The continued productivity improvements in purchasing and manufacturing, especially in the manufacturing of the non-prescription eyewear product lines were the primary factors behind a strong improvement in the gross profit performance. The gross profit would have been approximately 47.6% had it not been for the weakness of the euro that depresses revenue while having a more limited impact on manufacturing costs.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 2000 increased 9.7% to $94.3 million from $86.0 million in the year ended September 30, 1999. Selling and marketing spending increased $2.9 million as part of the Company's campaign to build brand awareness and loyalty by more strongly promoting its global brands. Administrative costs were higher due to higher legal costs driven by the Moldex-Metric, Inc. trademark dispute which was settled December 6, 2000, and the development of an E-Commerce initiative designed to enhance the electronic commerce capability between the Company and its customers. Selling and administrative expenses as a percentage of net sales in the year ended September 30, 2000 were 30.9% of net sales, compared to 29.6% in the year ended September 30, 1999.

RESEARCH AND TECHNICAL SERVICES EXPENSES. Research and technical services expenses in the year ended September 30, 2000 increased 17.0% to $5.5 million from $4.7 million in the year ended September 30, 1999. This increase was due to additional focus in the design and development of new products and technologies.

AMORTIZATION OF INTANGIBLES. Amortization expense remained at a relatively consistent $6.9 million in the year ended September 30, 2000 compared to $6.8 million in the year ended September 30, 1999.

OTHER (INCOME) CHARGES, NET. Other Charges (Income), Net was income of $0.3 million for the year ended September 30, 2000 as compared to expense of $0.8 million for the year ended September 30, 1999. The $0.3 million income for the year ended September 30, 2000 was primarily attributed to foreign currency transaction gains of approximately $0.9 million somewhat offset by the $0.5 million write off of an abandoned information technology system that was under development for the Safety Prescription Eyewear segment. The $0.8 million expense for the year ended September 30, 1999 was primarily attributed to foreign currency transaction losses of approximately $0.6 million.

OPERATING INCOME. Primarily as a result of the factors discussed above, operating income increased $2.4 million to $37.0 million, or 6.9%, in the year ended September 30, 2000 from $34.6 million in the year ended September 30, 1999. Operating income as a percentage of net sales in the year ended September 30, 2000 was 12.1% as compared to 11.9% in the year ended September 30, 1999.

INTEREST EXPENSE, NET. Interest expense, net in the year ended September 30, 2000 remained relatively constant at $24.4 million compared to $24.3 million for the year ended September 30, 1999. The increase is attributed to an increase in the weighted average interest rates in effect for the year, mostly offset by lower average borrowings.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes increased $2.3 million in the year ended September 30, 2000 to income of $12.6 million compared to income of $10.3 million in the year ended September 30, 1999 due to the improved operating income.

PROVISION FOR INCOME TAXES. The provision for income taxes in the year ended September 30, 2000 was $3.6 million compared to $3.2 million in the year ended September 30, 1999.

NET INCOME (LOSS). For the year ended September 30, 2000, the Company had net income of $9.0 million as compared to $7.1 million for the year ended September 30, 1999.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined by the Company as extraordinary gains or losses, or gains or losses from disposition of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)

                                                Year Ended                        Change
                                               September 30,               Favorable (Unfavorable)
                                           2000             1999            Amount        Percent
                                         ---------------------------------------------------------

Operating Income                         $37,011          $34,619          $ 2,392          6.9%
Add Backs:
    Depreciation                          10,056            9,399              657          7.0%
    Amortization of Intangibles            6,859            6,793               66          1.0%
    Non-operating Costs                      692              190              502           --
                                         ---------------------------------------------------------

EBITDA                                   $54,618          $51,001          $ 3,617          7.1%
                                         =========================================================


EBITDA for the year ended September 30, 2000 was $54.6 million, which was $3.6 million higher than for the year ended September 30, 1999. This increase was due primarily to improved sales volume, a strong gross margin performance partially offset by increased spending in selling, general administrative, and technical costs. EBITDA as a percentage of net sales in the year ended September 30, 2000 was 17.9% as compared to 17.6% in the year ended September 30, 1999.

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

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the year ended September 30, 1999 decreased 3.3% to $86.0 million from $88.9 million in the year ended September 30, 1998. Within this decrease is an increase of $5.0 million in selling and marketing expenses as part of the Company's campaign to build brand awareness and loyalty by more strongly promoting its global brands. Customer service and distribution expenses decreased as the Company realized headcount and overhead reductions in the Safety Prescription Eyewear segment through consolidations of these activities, and achieved productivity improvements within the Safety Products segment's international distribution facility in Indianapolis, Indiana. Administrative costs were lower due to decreased headcount as a result of the restructuring plan announced during fiscal year 1998. In addition, fiscal year 1998 expenses were higher due to the costs related to a patent infringement claim by Gargoyles, Inc., which was settled October 22, 1998, as well as $0.5 million of personnel relocation costs associated with the move of the corporate headquarters from Boston, Massachusetts to Indianapolis, Indiana. Selling and administrative expenses as a percentage of net sales in the year ended September 30, 1999 were 29.7% of net sales, compared to 30.4% in the year ended September 30, 1998.

OTHER (INCOME), CHARGES NET. Other Charges (Income), Net was an expense of $0.8 million for the year ended September 30, 1999 as compared to income of $0.3 million for the year ended September 30, 1998. This change was primarily a result of foreign currency transaction losses in the year ended September 30, 1999, as compared to foreign currency transaction gains in the year ended September 30, 1998.

RESTRUCTURING CHARGE. During fiscal 1998 the Company recorded a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during that fiscal year. The restructuring included changes in senior management personnel, relocation of the Company headquarters from Boston to Indianapolis, and initiatives to improve profitability through complexity reduction and product line focus. The Company eliminated certain product offerings in its Eyewear and Respiratory product lines, reduced head count in its North American operations, and consolidated the branding in its Consumer product line. For the years ended September 30, 1999 and September 30, 2000, no restructuring charges were recorded.

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

NET INCOME (LOSS). For the year ended September 30, 1999, the Company had net income of $7.1 million as compared to a net loss of $11.4 million for the year ended September 30, 1998.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined by the Company as extraordinary gains or losses, or gains or losses from disposition of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA CALCULATION
                             (DOLLARS IN THOUSANDS)

                                                 Year Ended                        Change
                                                September 30,               Favorable (Unfavorable)
                                            1999             1998            Amount         Percent
                                          ------------------------------------------------------------

Operating Income(1)                       $34,619          $28,495          $ 6,124           21.5%
Add Backs:
    Depreciation                            9,399           11,537           (2,138)         (18.5)%
    Amortization of Intangibles             6,793            6,833              (40)          (0.6)%
    Non-operating Costs (Income)              190              281              (91)         (32.4)%
                                          ------------------------------------------------------------

EBITDA                                    $51,001          $47,146          $ 3,855            8.2%
                                          ============================================================


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

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies aggregating $140.0 million at inception (the Term Loans) and (ii) a Revolving Credit Facility providing for up to $25.0 million (the Senior Bank Facilities) for general corporate purposes and, as to $15.0 million thereof, to finance permitted acquisitions.

Maturities under the Company's Term Loans are: $19.1 million in fiscal 2001, $32.6 million in fiscal 2002, $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company will also be required to make interest payments with respect to both the Senior Bank Facilities and the Notes.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $9.6 million for capital expenditures for the year ended September 30, 2000 as compared to $8.4 million for capital expenditures for the year ended September 30, 1999 and $5.8 million for the year ended September 30, 1998. The Company's capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the year ended September 30, 2000 totaled $27.6 million as compared to $26.3 million in 1999. The increase was due primarily to a $2.0 million improvement in Net Income and $0.4 million of higher charges for depreciation and amortization, partially offset by an unfavorable change of $1.5 million in the Company's net change in assets and liabilities. The Company's net change in assets and liabilities was primarily driven by an increase in the change in receivables of $4.0 million, a decrease in the change in accounts payable and accrued liabilities of $2.5 million offset by a $2.1 million decrease in the net change in inventories, as well as a $2.9 million decrease in the net change in other assets and liabilities. The $2.9 million decrease in other assets and liabilities is primarily related to a decrease in prepaid/deferred charges and an increase in income taxes payable.

Net cash used by investing activities was $14.0 million for the year ended September 30, 2000 as compared to $12.1 million for the year ended September 30, 1999 and $5.8 million in the year ended September 30, 1998. Net cash used by investing activities consisted of $9.6 million of capital expenditures in the year ended September 30, 2000 as compared to $8.4 million in the year ended September 30, 1999. In addition the Company invested $4.1 million for the acquisition of Norhammer and $0.3 million for the acquisition of Livax in fiscal 2000 and $3.7 million for the acquisition of Safety Optical in fiscal 1999.

Net cash used by financing activities for the year ended September 30, 2000 was $11.6 million compared with $16.2 million in 1999 and $13.0 million in 1998. The increase of $4.6 million in fiscal 2000 consisted of $6.3 million of increased borrowings under the revolving credit facility, offset by $2.3 million for the repayment of term loans. In 1998 net cash used for financing activities included $10.5 million for the repayment of term loans, $0.3 million for the repayment of other long term debt, and $2.2 million of increased borrowings under the revolving credit facility.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company was adversely affected by the strength of the U.S. Dollar relative to the Euro. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

The Company's ability to borrow is limited by covenants in the Senior Bank Facilities and the Notes. During 1997 & 1998 the company made modifications to the credit agreement. On December 14, 2000, the Senior Bank Facilities were amended with respect to covenant modifications and other matters applicable to the periods ending on and after December 31, 2000.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to change in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate impact of changes in foreign currencies and interest rates. All derivative activities are for purposes other than trading.

FOREIGN CURRENCY RISK

The Company's results of operations are subject to risk associated with operating in foreign countries, including fluctuations in currency exchange rates. With a large portion of product sold in Europe produced in the United States and Sweden a decline in the dollar or krona can have a negative impact on the profitability of the Company (see Effects of Changes in Exchange Rates in Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company executes two hedging programs; one for transaction exposures, and the other for cash flow impact on European operations. The Company utilizes forward contracts for transaction exposures and a combination of forward contracts, zero premium collars and put option contracts for cash flow exposures. During the year ended September 30, 2000 net transaction losses were $0.5 million, while cash flow hedges were a gain of $1.4 million. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and German Marks
(DEM). The Company does not consider the notional amount of outstanding hedge contracts at September 30, 2000 as material. Settlement of outstanding contracts as of September 30, 2000 will not have a material impact on the profitability of the Company.

INTEREST RATES

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate swaps to reduce the impact of increased interest rates in its floating rate debt. With the continuing increases in interest rates since June of 1999, the Company unwound its zero premium collar on February 28, 2000, rolling gains into a new interest rate swap that matches the notional amounts of the credit agreement by loan currency. The new interest rate swaps will expire August 31, 2001. The Company is of the opinion that it is well positioned to manage interest expense through August 2001 and has mitigated the risks of continued interest rate hikes and the related profit impact on the Company's financial statements through these efforts. During the year ended September 30, 2000, the Company incurred an additional $0.2 million of interest expense as a result of the interest rate swaps.

COMMODITY RISK

The Company is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. Items with potential impact are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer, and freight. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from the Far East where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)  Index to Financial Statements


                                                                                                                       Page
                                                                                                                       ----

Report of Independent Public Accountants--Arthur Andersen LLP...........................................................24
Consolidated Balance Sheets--September 30, 1999 and 2000................................................................25
Consolidated Statements of Operations--Years Ended September 30, 1998, 1999 and 2000....................................26
Consolidated Statements of Stockholders' Equity--Years Ended September 30, 1998, 1999 and 2000..........................27
Consolidated Statements of Cash Flows--Years Ended September 30, 1998, 1999 and 2000....................................28
Notes to Consolidated Financial Statements..............................................................................29
Valuation and Qualifying Accounts--Years Ended September 30, 1998, 1999 and 2000........................................67

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Aearo Corporation:

We have audited the accompanying consolidated balance sheets of Aearo Corporation and subsidiaries (a Delaware corporation) as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998, 1999 and 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries as of September 30, 1999 and 2000, and the results of their operations and their cash flows for the years ended September 30, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the accompanying financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
December 15, 2000.

                       AEARO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                              SEPTEMBER 30,
                                                                         -------------------------
                                                                         1999                 2000
                                                                         ----                 ----
                              ASSETS
Current Assets:
    Cash and cash equivalents ...............................          $   4,050           $   3,495
    Accounts receivable (net of reserve for doubtful
       accounts of $1,296 and $1,354, respectively ..........             43,801              44,342
    Inventories .............................................             33,286              34,310
    Deferred and prepaid expenses ...........................              3,750               2,623
                                                                       ---------           ---------
       Total current assets .................................             84,887              84,770
                                                                       ---------           ---------
    Property, plant and equipment, net ......................             55,881              53,163
    Intangible assets, net ..................................            137,776             126,242
    Other assets ............................................              3,749               2,691
                                                                       ---------           ---------
       Total assets .........................................          $ 282,293           $ 266,866
                                                                       =========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt .......................          $  16,093           $  19,313
    Accounts payable and accrued liabilities ................             40,528              39,427
    Accrued interest ........................................              3,400               3,423
    U.S. and foreign income taxes ...........................              3,758               5,375
                                                                       ---------           ---------
       Total current liabilities ............................             63,779              67,538
                                                                       ---------           ---------
Long-term debt ..............................................            198,716             180,506
Deferred income taxes .......................................                825                 507
Other liabilities ...........................................              2,499               2,466
                                                                       ---------           ---------
       Total liabilities ....................................            265,819             251,017
                                                                       ---------           ---------

COMMITMENTS AND CONTINGENCIES (NOTE 13) Stockholders' Equity:
    Preferred stock, $.01 par value--
    (Redemption value of $76,834,000 and $87,237,000,
    respectively)
       Authorized -- 200,000 shares
       Issued and outstanding-- 45,000 shares ...............                 --                  --
    Common stock, $.01 par value--
       Authorized -- 200,000 shares
       Issued and outstanding-- 102,538 and 102,088 shares,
          respectively ......................................                  1                   1
Additional paid-in capital ..................................             32,566              32,213
Accumulated deficit .........................................             (9,662)               (614)
Cumulative foreign currency translation adjustments .........             (6,431)            (15,751)
                                                                       ---------           ---------
       Total stockholders' equity ...........................             16,474              15,849
                                                                       ---------           ---------
       Total liabilities and stockholders' equity ...........          $ 282,293           $ 266,866
                                                                       =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                           YEARS ENDED SEPTEMBER 30,

                                                                  --------------------------------------------
                                                                  1998                1999                2000
                                                                  ----                ----                ----

Net Sales ...........................................          $ 292,459           $ 290,389           $ 304,975
Cost of Sales .......................................            163,877             157,535             161,559
                                                               ---------           ---------           ---------

         Gross profit ...............................            128,582             132,854             143,416
Selling and Administrative ..........................             88,929              86,043              94,260
Research and Technical Services .....................              4,661               4,651               5,528
Amortization Expense ................................              6,833               6,793               6,859
Other (Income), Charges, net ........................               (336)                748                (242)
Restructuring Charge ................................             11,585                  --                  --
                                                               ---------           ---------           ---------

         Operating income ...........................             16,910              34,619              37,011
         Interest Expense, net ......................             26,152              24,322              24,387
                                                               ---------           ---------           ---------

         Income(Loss) before provision for
             income taxes ...........................             (9,242)             10,297              12,624
         Provision for Income Taxes .................              2,204               3,244               3,576
                                                               ---------           ---------           ---------

         Net income(loss) ...........................            (11,446)              7,053               9,048
         Preferred Stock Dividend Accrued ...........              8,052               9,139              10,403
                                                               ---------           ---------           ---------

         Net Loss available to Common
             Shareholders ...........................          $ (19,498)          $  (2,086)          $  (1,355)
                                                               =========           =========           =========

Average Common and Diluted Common Shares
     Outstanding ....................................             99,685             102,502             102,153
                                                               =========           =========           =========

Basic and Diluted Net Loss per Common Share..........          $ (195.60)          $  (20.35)          $  (13.26)
                                                               =========           =========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                  CUMULATIVE
                                                                                                   FOREIGN
                                      PREFERRED STOCK    COMMON STOCK   ADDITIONAL                 CURRENCY            COMPREHENSIVE
                                      --------------------------------   PAID-IN    ACCUMULATED  TRANSLATION               (LOSS)
                                      SHARES  AMOUNT    SHARES  AMOUNT   CAPITAL      DEFICIT     ADJUSTMENT   TOTAL       INCOME
                                      -------------------------------------------------------------------------------

Balance, September 30, 1997 ......    45,000   $ --     96,810   $ 1    $  32,476   $  (5,269)    $ (4,085)  $ 23,123

   Issuance of shareholder
     notes .......................        --     --         --    --       (1,157)         --           --     (1,157)
   Sales of common
     stock, net ..................        --     --      5,528    --        1,064          --           --      1,064
   Foreign currency
     translation adjustment ......        --     --         --    --           --          --         (533)      (533)   $   (533)
   Net loss ......................        --     --         --    --           --     (11,446)          --    (11,446)    (11,446)
                                                                                                                         --------
   Comprehensive loss for the
     year ended September 30, 1998                                                                                       $(11,979)
                                      -------------------------------------------------------------------------------    ========
Balance, September 30, 1998 ......    45,000     --    102,338     1       32,383     (16,715)      (4,618)    11,051

   Repayment of shareholder
     notes .......................        --     --         --    --          143          --           --        143
   Sales of common
     stock, net ..................        --     --        200    --           40          --           --         40
   Foreign currency
     translation adjustment ......        --     --         --    --           --          --       (1,813)    (1,813)   $ (1,813)
   Net income ....................        --     --         --    --           --       7,053           --      7,053       7,053
                                                                                                                         --------
   Comprehensive loss for the
     year ended September 30, 1999                                                                                       $  5,240
                                      -------------------------------------------------------------------------------    ========
Balance, September 30, 1999 ......    45,000     --    102,538     1       32,566      (9,662)      (6,431)    16,474

   Issuance of shareholder
     notes .......................        --     --         --    --          (67)         --           --        (67)
   Repurchase of common
     stock, net ..................        --     --       (450)   --         (286)         --           --       (286)
   Foreign currency
     translation adjustment ......        --     --         --    --           --          --       (9,320)    (9,320)   $ (9,320)
   Net income ....................        --     --         --    --           --       9,048           --      9,048       9,048
                                                                                                                         --------
   Comprehensive income for the
     year ended September 30, 2000                                                                                       $   (272)
                                      -------------------------------------------------------------------------------    ========
Balance, September 30, 2000 ......    45,000   $ --    102,088   $ 1    $  32,213   $    (614)    $(15,751)  $ 15,849
                                      ===============================================================================


   The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                      ------------------------------------------
                                                                      1998               1999               2000
                                                                      ----               ----               ----
Cash Flows from Operating Activities:
   Net income (loss) .....................................          $(11,446)          $  7,053           $  9,048
   Adjustments to reconcile net income (loss) to
     cash provided by operating activities--
     Depreciation ........................................            11,537              9,399             10,056
     Amortization ........................................             8,742              8,853              8,616
     Deferred income taxes ...............................                85                (70)              (196)
     Provision for restructuring charge ..................            11,585                 --                 --
     Other non-cash items, net ...........................               262                346                859
     Changes in assets and liabilities--
       Accounts receivable, net ..........................             1,435                300             (3,713)
       Inventories .......................................                62             (3,156)            (1,103)
       Accounts payable and accrued liabilities ..........            (2,452)             3,126                633
       Other .............................................               340                447              3,360
                                                                    --------           --------           --------
         Net cash provided by operating activities .......            20,150             26,298             27,560
                                                                    --------           --------           --------

Cash Flows from Investing Activities:
   Cash paid for Norhammer ...............................                --                 --             (4,115)
   Cash paid for Livax ...................................                --                 --               (350)
   Cash paid for Safety Optical ..........................                --             (3,725)                --
   Additions to property, plant and equipment ............            (5,809)            (8,355)            (9,552)
   Proceeds provided by disposals of property,
     plant and equipment .................................                41                 29                 34
                                                                    --------           --------           --------
         Net cash used in investing activities ...........            (5,768)           (12,051)           (13,983)
                                                                    --------           --------           --------

Cash Flows from Financing Activities:
   Sale (repurchase) of common stock, net ................             1,064                 40               (286)
   (Issuance) Repayment of shareholder notes .............            (1,157)               143                (67)
   (Repayment of) proceeds from revolving
     credit facility, net ................................            (2,200)            (2,150)             4,150
   Repayment of term loans ...............................           (10,455)           (12,853)           (15,146)
   Repayment of other long-term debt .....................              (280)            (1,386)              (269)
                                                                    --------           --------           --------
         Net cash used in financing activities ...........           (13,028)           (16,206)           (11,618)
                                                                    --------           --------           --------

Effect of Exchange Rate Changes on Cash ..................               (93)              (728)            (2,514)
                                                                    --------           --------           --------

Net Increase (decrease) in Cash and Cash Equivalents......             1,261             (2,687)              (555)
Cash and Cash Equivalents, beginning of year .............             5,476              6,737              4,050
                                                                    --------           --------           --------
Cash and Cash Equivalents, end of year ...................          $  6,737           $  4,050           $  3,495
                                                                    ========           ========           ========

Cash Paid for:
   Interest ..............................................          $ 24,537           $ 22,641           $ 22,637
                                                                    ========           ========           ========
   Income taxes ..........................................          $  1,299           $  1,485           $  2,233
                                                                    ========           ========           ========

   The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

Aearo Corporation, a Delaware corporation, and its direct wholly owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as the Company), manufactures and sells products through three reportable segments. The Company's segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits under the brand names: AOSafety(R), E-A-R(R), and Peltor(R). The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures and sells a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

Aearo Corporation was formed by Vestar Equity Partners, L.P. (Vestar) in June 1995 to effect the acquisition of substantially all of the assets and liabilities of Cabot Safety Corporation and certain affiliates (the Predecessor), all of which were wholly owned by Cabot Corporation (Cabot), (the Formation Acquisition). The Formation Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of the Predecessor for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation. Aearo Corporation immediately contributed the acquired assets and liabilities to Aearo Company, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated June 13, 1995. Aearo Corporation has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of Aearo Company. Separate financial statements of Aearo Company are not presented because they do not provide any additional information from what is presented in the consolidated financial statements of Aearo Corporation that would be meaningful to the holders of the Senior Subordinated Notes (see Note 7).

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

(2) SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies of the Company are described below.

     USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     RECLASSIFICATIONS

Certain amounts included in the prior years consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications have no impact on net income (loss) previously reported.

     REVENUE RECOGNITION

The Company recognizes revenue upon shipment of its products to customers.

     ADVERTISING

The Company expenses the costs of advertising as incurred. These expenses were approximately $4,827,000, $7,507,000 and $7,870,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

     CASH EQUIVALENTS

The Company considers all time deposits and short-term investments with an original maturity of three months or less to be cash equivalents.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Assets and liabilities of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the approximate average exchange rates during the year. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income. For the years ended September 30, 1998, 1999 and 2000 the accompanying consolidated statements of operations include approximately $(617,000), $559,000 and $444,000, respectively, of transaction (gains) losses included in other (income) charges, net.

The Company enters into foreign currency forward exchange contracts to mitigate the effects of changes in foreign currency rates on profitability related to trade accounts receivable and trade accounts payable denominated in foreign currencies. Gains and losses related to contracts designated as hedges of trade accounts receivable and trade accounts payable denominated in foreign currencies are accrued as exchange rates change and are recognized in the accompanying consolidated statements of operations as transaction (gains) and losses and included in other (income) charges, net. As of September 30, 2000, the Company had forward foreign currency contracts open in the following amounts:

                               Contract
   Currency                  Amount (000s)             Position
   --------                  -------------             --------

   British Pound                 4,439                    Buy
   Canadian Dollar               2,197                    Sell
   Norwegian Krona               6,681                    Sell
   Swedish Krona                70,572                    Buy
   Swiss Franc                   1,571                    Buy
   Euro                          6,930                    Sell
   Danish Krona                  2,240                    Sell

As of September 30, 2000, the Company has recorded an unrealized gain of $112,000 associated with the above forward foreign currency contract commitments.

The Company enters into foreign currency forward exchange forward contracts to hedge a portion of anticipated sales denominated in Great Britain Pound Sterling and Euro to mitigate the impact of the effects of changes in foreign currency rates on profitability related to cash flows from European operations. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the related sales transactions. Since 1999, the Company also entered into Euro Zero Premium Collars and Euro Put Option contracts to mitigate the impact of the effects of changes in foreign currency rates. Both the collar and option contracts expired during the year ended September 30, 2000. For the year ended September 30, 1999 and 2000, the consolidated statement of operations included approximately $191,000 and $1,376,000 of gains related to these instruments.

The U.S. dollar equivalent notional amount of outstanding foreign currency exchange forward contracts to hedge a portion of anticipated sales denominated in Great Britain Pound Sterling and Euro is approximately $19.8 million at September 30, 2000. Deferred losses related to hedges of future sales transactions were approximately $344,000 at September 30, 2000. Contracts outstanding at September 30, 2000 mature at various dates through September 30, 2001. The Company does not enter into these contracts for trading purposes.

     INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $3,198,000, $2,902,000 and $2,928,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

Property, plant and equipment and the related estimated useful lives are as follows:

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

     INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates.

     INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill, patents and trademarks purchased in business acquisitions. Intangible assets are amortized over their estimated useful lives.

Estimated lives by major category of intangible assets at September 30, 2000 is as follows:

Goodwill                                    25 years
Patents                                     Life of patents (up to 17 years)
Non-compete agreements                      Life of agreements (up to 5 years)
Trademarks, tradenames and
Other                                       Varies from 15 to 25 years

     IMPAIRMENT

The Company accounts for long-lived and certain intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company continually reviews its long lived and intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. During the year ended September 30, 2000, the Company identified a certain information technology system that was impaired. As a result, the Company wrote off approximately $500,000 related to this system, which is included in other (income) charges, net.


     DEFERRED FINANCING COSTS

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and aggregated $1.9 million and $1.8 million for the year ended September 30, 1999 and 2000.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, Senior Subordinated Notes, bank debt (including term loans, revolving credit facility and other debt) and interest rate swaps. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 2000, except for the Senior Subordinated Notes, for which the Company estimates the fair market value to be approximately $101.5 million at September 30, 2000, and except for interest rate swaps for which the Company estimates the fair market value to be approximately ($100,000) at September 30, 2000.

The Company also has off-balance sheet financial instruments in the form of foreign currency forward exchange contracts as described in Note 2 to the Consolidated Financial Statements. Current market prices were used to estimate the fair value of the foreign currency forward exchange contracts.

The future value of the foreign currency forward exchange contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counter-parties to these contracts are substantial and creditworthy financial institutions. Neither the risks of counter-party non-performance nor the economic consequences of counter-party non-performance associated with these contracts are considered by us to be material.

     EARNINGS (LOSS) PER COMMON SHARE

SFAS No. 128, "Earnings per Share" requires presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities consisted of stock options. As of September 30, 1998, 1999 and 2000 there were 7,154, 7,729 and 9,883 options outstanding, respectively. The stock options were not dilutive and were not included in the diluted earnings per share calculation for the years ended September 30, 1998, 1999 and 2000, respectively. Basic and diluted earnings per common share for the years ended September 30, 1998, 1999 and 2000 were equal; therefore, no reconciliation between basic and diluted earnings per common share is required.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

SFAS No. 123 "Accounting for Stock-Based Compensation" addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company intends to continue accounting for its stock-based compensation plans for employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock-based compensation plans for employees must make footnote disclosure of the pro forma effects on earnings per share, had the principles contained within SFAS No. 123 been applied (see Note 12).

     COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translations. The components of the Company's comprehensive (loss) income and the effect on earnings, for the three years ended September 30, 2000, are detailed in the accompanying consolidated statements of stockholders' equity.

     NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Company adopted the provisions of SFAS No. 133 effective October 1, 2000.

SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 "Accounting Changes".

The Company has foreign currency forward exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into foreign currency forward exchange contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge their interest rate risk. These derivatives are cash flow hedges. On October 1, 2000, the Company adopted the provisions of SFAS No. 133 resulting in the recognition of a derivative liability and a corresponding charge to other comprehensive income of approximately $450,000. The adoption did not have a material impact on earnings.


(3) INVENTORIES

Inventories consisted of the following at September 30 (dollars in thousands):

                                                       1999             2000
                                                     ------------------------

         Raw materials ...................           $ 8,725          $ 8,246
         Work in process..................             7,649            7,662
         Finished goods ..................            16,912           18,402
                                                     ------------------------

                                                     $33,286          $34,310
                                                     ========================

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

                                                       1999             2000
                                                     ------------------------

         Land ............................           $ 2,649          $ 2,570
         Buildings and Improvements ......            18,186           19,043
         Machinery and equipment .........            49,031           54,086
         Furniture and fixtures ..........            17,700           18,571
         Construction in progress ........             5,570            4,633
                                                     ------------------------
                                                      93,136           98,903
         Less-- Accumulated depreciation..            37,255           45,740
                                                     ------------------------
                                                     $55,881          $53,163
                                                     ========================

(5) INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30 (dollars in thousands):

                                                      1999             2000
                                                   --------------------------

         Goodwill ........................         $ 88,593          $ 82,037
         Patents .........................            1,638             1,638
         Trademarks and trade names ......           74,122            74,122
         Non-compete agreement ...........              834               834
         Other ...........................              228               375
                                                   --------------------------
                                                    165,415           159,006
         Less-- Accumulated amortization..           27,639            32,764
                                                   --------------------------
                                                   $137,776          $126,242
                                                   ==========================

(6) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

                                                                              1999             2000
                                                                            ------------------------

         Accounts payable - trade ................................          $15,407          $16,454

         Accrued Liabilities--
             Employee compensation and benefits (Note 9)..........           13,874           13,493
             Product liability accruals ..........................            4,097            4,452
             Other ...............................................            7,150            5,028
                                                                            ------------------------
                                                                            $40,528          $39,427
                                                                            ========================

(7) DEBT

The long-term debt balances consisted of the following at September 30 (dollars in thousands):

                                                                         1999              2000
                                                                       --------------------------

         Term loans, due 2002 ...............................          $ 57,408          $ 39,102
         Term loans, due 2003 ...............................            48,378            47,875
         Revolving credit facility ..........................             5,850            10,000
         Senior subordinated notes, due 2005, 12.5%..........           100,000           100,000
         Mortgage note, due 1998 - 2006, 10.1% ..............             2,358             2,300
         Other ..............................................               815               542
                                                                       --------------------------
                                                                        214,809           199,819

         Less - Current portion of long-term debt ...........            16,093            19,313
                                                                       --------------------------
                        Total ...............................          $198,716          $180,506
                                                                       ==========================


Senior Bank Facilities

The Company's Senior Bank Facilities consist of Term Loans and a Revolving Credit Facility as hereinafter defined. The Senior Bank Facilities consist of
(a) a secured term loan facility consisting of A and B term loans providing for up to $90.0 million of A term loans and $50.0 million of B term loans (collectively, the Term Loans); a portion of the A term loans is denominated in an equivalent amount of foreign currencies, and (b) a secured revolving credit facility (the Revolving Credit Facility) providing for up to $25.0 million of revolving loans, a portion of which may be denominated in foreign currencies, for general corporate purposes and, as to $15.0 million thereof, to finance permitted acquisitions. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $5.0 million. Term A and B Loans amortize quarterly over five-and-six-year periods, respectively. Amounts repaid or prepaid in respect of the Term Loans may not be reborrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is May 30, 2002.

At the Company's option, the interest rates per annum applicable to the Senior Bank Facilities are either (a) an adjusted rate based on the London Interbank Offered Rate (LIBOR) plus a margin of 2.25% in the case of A Term Loans and Revolving Loans and 2.75% in the case of B Term Loans; or (b) the Base Rate, as defined, plus a margin of 1.00% in the case of A Term Loans and Revolving Loans and 1.50% in the case of B Term Loans. The Base Rate is the higher of Bankers Trust Company's announced prime lending rate or the Overnight Federal Funds rate plus 0.50%. The Company must pay certain fees in connection with the Senior Bank Facilities, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and a 0.25% facing fee relating to the issuance of letters of credit.

The Company is entitled to an Interest Reduction Discount of .25% when the Company achieves a leverage ratio of less then 3.75. The Company has achieved the discount target effective with the quarter ending September 30, 2000. The discount will apply to all Term A Loans and the Revolver.

Under the terms of the Senior Bank Facilities, Aearo Company is required to comply with a number of affirmative and negative covenants. Among other restrictions, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios, fixed charge coverage ratios and limits on the amount of permitted capital acquisitions. The Senior Bank Facilities also impose limitations on certain business activities of Aearo Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, sales of certain assets and limitations on transactions with affiliates. As of September 30, 2000, Aearo Company is in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

On December 14, 2000, the Senior Bank Facilities were amended to increase the amount available from $15 million to $33 million and to modify certain financial covenants for periods ending on and after December 31, 2000.

Term Loans

At September 30, 2000, the total balance outstanding on the Term Loans was $87.0 million U.S. dollars and interest rates were 9.0% for the US Dollar Term A Loan ($15.5 million U.S. dollars outstanding at September 30, 2000), 6.7% for the German Deutsche Mark Term A Loan (13.8 million German deutsche marks outstanding at September 30, 2000), 9.1% for the British Pound Term A Loan (9.0 million British pounds outstanding at September 30, 2000), 8.4% for the Canadian Term A Loan (6.2 million Canadian dollars outstanding at September 30, 2000), and 9.5% for the US Dollar Term B Loan ($47.9 million U.S. dollars outstanding at September 30, 2000). For the year ended September 30, 2000, the weighted average interest rates paid were 8.6%, 6.1%, 8.6%, 8.0%, and 9.1% for the US Dollar Term A Loan, for the German Deutsche Mark Term A Loan, for the British Pound Term A Loan, for the Canadian Term A Loan, and for the US Dollar Term B Loan, respectively.

At September 30, 1999, the total balance outstanding on the Term Loans was $105.8 million U.S. dollars and interest rates were 7.7% for the US Dollar Term A Loan ($21.9 million U.S. dollars outstanding at September 30, 1999), 4.9% for the German Deutsche Mark Term A Loan (19.4 million German deutsche marks outstanding at September 30, 1999), 7.5% for the British Pound Term A Loan (12.7 million British pounds outstanding at September 30, 1999), 7.2% for the Canadian Term A Loan (6.2 million Canadian dollars outstanding at September 30, 1999), and 8.2% for the US Dollar Term B Loan ($48.4 million U.S. Dollars outstanding at September 30, 1999). For the year ended September 30, 1999, the weighted average interest rates paid were 7.5%, 5.4%, 8.5%, 7.3%, and 7.9% for the US Dollar Term A Loan, for the German Deutsche Mark Term A Loan, for the British Pound Term A Loan, for the Canadian Term A Loan and for the US Dollar Term B Loan, respectively.

Revolving Credit Facility

At September 30, 2000, the balance outstanding on the Revolving Credit Facility was $10.0 million, all of which bears interest at LIBOR ($5 million at 8.91% and $5 million at 8.94% at September 30, 2000). For the year ended September 30, 2000, the maximum amount outstanding was $23.2 million, the average was $13.4 million, and the weighted average interest rate paid was 9.3%. At September 30, 2000, approximately $14.5 million is available for additional borrowings for general corporate purposes. At September 30, 2000, approximately $7.2 million is available to finance additional permitted acquisitions.

At September 30, 1999, the balance outstanding on the Revolving Credit Facility was $5.9 million, of which $3.0 million bears interest at LIBOR (7.6% at September 30, 1999) and $2.9 million bears interest at the Base Rate (9.3% at September 30,1999). For the year ended September 30, 1999, the maximum amount outstanding was $14.8 million, the average was $7.3 million, and the weighted average interest rate paid was 8.3%.

Senior Subordinated Notes

In connection with the acquisition, Aearo Company issued $100.0 million of Senior Subordinated Notes due 2005 (Notes), which are unsecured obligations of Aearo Company. The Notes bear interest at a rate of 12.5% per annum and interest is payable semiannually on each January 15 and July 15.

The Notes are redeemable at the option of Aearo Company, on or after July 15, 2000. From and after July 15, 2000, the Notes will be subject to redemption at the option of Aearo Company, in whole or in part, at various redemption prices, declining from 106.3% of the principal amount to par on and after July 15, 2004.

The Notes indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facilities discussed above. As of September 30, 2000, Aearo Company is in compliance with the various covenants of the Notes agreement. The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by Aearo Corporation.

Maturities

As of September 30, 2000, the scheduled maturity of indebtedness for each of the next five years and thereafter is as follows (dollars in thousands):

                                                                                   Amount
                                                                                   ------

         2001..........................................................         $  19,313
         2002..........................................................            42,878
         2003..........................................................            35,346
         2004..........................................................                90
         2005..........................................................                96
         Thereafter....................................................           102,096
                                                                                ---------
                                                                                $ 199,819
                                                                                =========

(8) INTEREST EXPENSE, NET

Interest expense, net comprises the following items (dollars in thousands):

                                                      Years Ended September 30,
                                              1998               1999               2000
                                            ----------------------------------------------

Expense ..........................          $ 26,406           $ 24,553           $ 24,546
Income ...........................              (254)              (231)              (159)
                                            ----------------------------------------------

Interest expense, net.............          $ 26,152           $ 24,322           $ 24,387
                                            ==============================================

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

The Aearo Plan, effective May 1, 1990, covers most employees in the United States and is funded quarterly based on actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. Plan assets are invested in a portfolio consisting primarily of debt and equity securities. The Specialty Composites Plan resulted from a 1989 acquisition. As of March 31, 1989, the benefits under this plan were frozen. Plan assets were invested in fixed-income investments. Benefits earned under the Specialty Composites Plan are payable from the Aearo Plan. The Aearo Plan was amended to incorporate the vesting, forms of payment, commencement dates and actuarial equivalence provisions that existed in the Specialty Composites Plan immediately prior to the merger, for purposes of determining such benefit. However, the lump-sum present values of benefits accrued under the Specialty Composites Plan will be based on the actuarial equivalence methodology specified in the Aearo Plan.

The tables that follow provide a reconciliation of benefit obligation, plan assets and funded status of both the Aearo Plan and the Specialty Composites Plan (dollars in thousands):

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                           -------------------------
CHANGE IN BENEFIT OBLIGATION                                      1998               1999               2000
                                                                  ----               ----               ----
   Benefit obligation at beginning of year                      $ 7,064            $ 9,650            $ 9,500
       Service cost                                               1,348              1,414              1,299
       Interest cost                                                523                624                668
       Plan amendments                                               --                115                 --
       Acquisitions/divestitures                                  1,444                 --                 --
       Benefits paid                                               (694)            (1,306)            (1,299)
       Actuarial gain                                               (35)              (997)              (281)
                                                                -------            -------            -------
   Benefit obligation at end of year                            $ 9,650            $ 9,500            $ 9,887
                                                                =======            =======            =======



                                                                         YEARS ENDED SEPTEMBER 30,
                                                                         -------------------------
CHANGE IN PLAN ASSETS                                            1998               1999               2000
                                                                 ----               ----               ----
   Fair value of plan assets at beginning of year              $  6,173           $  8,732           $  9,103
       Actual return of plan assets                                 575              1,327                960
       Acquisitions/divestitures                                  1,418                 --                 --
       Employer contributions                                     1,260                350              1,771
       Benefits paid                                               (694)            (1,306)            (1,299)
                                                               --------           --------           --------
   Fair value of plan assets at end of year                    $  8,732           $  9,103           $ 10,535
                                                               ========           ========           ========



                                                                            AS OF SEPTEMBER 30,
                                                                            -------------------
RECONCILIATION OF FUNDED STATUS                                  1998               1999               2000
                                                                 ----               ----               ----
   Fair value of plan assets at end of year                       8,732              9,103             10,535
   Benefit obligations at end of year                             9,650              9,500              9,887
                                                               --------           --------           --------
   Funded status                                               $   (918)          $   (397)          $    648
   Unrecognized prior service cost                                   --                110                103
   Unrecognized actuarial gain                                   (1,412)            (3,034)            (3,442)
                                                               --------           --------           --------
Net pension liability included in accrued liabilities          $ (2,330)          $ (3,321)          $ (2,691)
                                                               ========           ========           ========



ADDITIONAL YEAR-END INFORMATION FOR PENSION                                  AS OF SEPTEMBER 30,
PLANS WITH ACCUMULATED BENEFIT OBLIGATIONS                                   -------------------
IN EXCESS OF PLAN ASSETS:                                         1998               1999               2000
                                                                  ----               ----               ----
       Projected benefit obligation                             $ 9,650            $ 9,500            $ 9,887
       Accumulated benefit obligation                             9,557              9,324              9,645
       Fair value of plan assets                                  8,732              9,103             10,535



                                                                         YEARS ENDED SEPTEMBER 30,
                                                                         -------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST                           1998               1999               2000
                                                                  ----               ----               ----
       Service cost                                             $ 1,348            $ 1,414            $ 1,299
       Interest cost                                                523                624                668
       Expected return on plan assets                              (566)              (670)              (700)
       Unrecognized prior service cost                               --                  5                  7
       Recognized actuarial gain                                    (61)               (33)              (130)
                                                                -------            -------            -------
       Net periodic benefit cost                                $ 1,244            $ 1,340            $ 1,144
                                                                =======            =======            =======

The weighted average assumptions used in determining net periodic benefit cost and the projected benefit obligation were as follows:

                                                                       AS OF SEPTEMBER 30,
                                                                1998           1999           2000
                                                                ----           ----           ----
   Discount rate                                                6.75%          7.50%          7.75%
   Expected long-term rate of return on plan assets             8.00           8.00           8.00
   Rate of compensation increase                                4.00           4.00           4.00

In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP
Plan), which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for the SERP Plan were $61,000, $81,000 and $140,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

A 401(k) plan, the Aearo Company Employees' 401(k) Savings Plan, was established as of May 1, 1990. Employees normally scheduled to work a minimum of 1,000 hours per year can join the plan immediately and may contribute up to 15% of their compensation. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 3% of the employee's pay. Prior to January 1, 1997, the Company provided a 40% match to a maximum of 2% of pay. The costs to the Company for this Plan were $710,000, $765,000 and $857,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the years ended September 30, 1998, 1999 and 2000, the Company contributed approximately $160,000, $197,000, and $198,000, respectively.

Postretirement Benefits

The Company does not provide defined benefit postretirement plans for retirees after age 65, except that all employees who elect early retirement at age 62 or older are eligible to receive life insurance coverage that terminates on their 65th birthday. In addition, employees who were age 55 or older with 10 years of service as of April 1, 1990 are eligible to receive limited health care and life insurance coverage for themselves and their eligible dependents upon early retirement at age 62 or older. These coverages terminate on the 65th birthday of the retiree or his or her spouse. The health care benefit is a fixed dollar contribution and the life insurance benefit is a fixed coverage amount.

(10) RELATED PARTY TRANSACTIONS

An annual management fee, which is to be shared by Cabot and Vestar, is paid in aggregate amounts with respect to each fiscal year equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before cash interest, taxes, depreciation and amortization for such fiscal year. This annual management fee is shared by Cabot and Vestar based on their relative equity ownership of the Company and totaled approximately $434,000, $706,000 and $686,000 for the years ended September 30, 1998, 1999 and
2000, respectively.

The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after the Formation Acquisition whereby, so long as the Company pays to Cabot an annual fee of $400,000 as discussed in Note 13. The Company paid Cabot $400,000 for each of the years ended September 30, 1998, 1999 and 2000.

The Company has made available to certain members of management (Management Investors) loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by Common Stock purchased with the proceeds thereof, (ii) have a term of from five to 10 years, (iii) bear interest at an annual rate determined pursuant to
Section 7872(f)(2) of the 1986 Internal Revenue Code, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investors terminates. The aggregate amount of these loans was approximately $1,429,000 and $1,496,000 at September 30, 1999 and 2000, respectively, and are reflected as a reduction of the additional paid-in capital account in the consolidated statements of stockholders' equity.

(11) INCOME TAXES

Income (loss) before provision for income taxes was as follows (dollars in thousands):

                                                       YEARS ENDED SEPTEMBER 30,
                                             ---------------------------------------------
                                               1998               1999              2000
                                             ---------------------------------------------

Domestic ..........................          $(12,685)          $  3,836          $  6,157
Foreign ...........................             3,443              6,461             6,467
                                             ---------------------------------------------
     Total.........................          $ (9,242)          $ 10,297          $ 12,624
                                             =============================================


A summary of provision (benefit) for income taxes was as follows (dollars in thousands):

                                                        YEARS ENDED SEPTEMBER 30,
                                              ------------------------------------------
                                                1998             1999              2000
                                              ------------------------------------------

U.S. Federal and State--
    Current ........................          $   231          $   347           $   163
    Deferred .......................               --              716             1,940
                                              ------------------------------------------
                                              $   231          $ 1,063           $ 2,103
                                              ------------------------------------------

Foreign--
    Current ........................          $ 1,897          $ 2,315             1,581
    Deferred .......................               76             (134)             (108)
                                              ------------------------------------------
                                                1,973            2,181             1,473
                                              ------------------------------------------
        Total ......................          $ 2,204          $ 3,244           $ 3,576
                                              ==========================================

The provision (benefit) for income taxes at the Company's effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):

                                                         YEARS ENDED SEPTEMBER 30,
                                              --------------------------------------------
                                                1998               1999              2000
                                              --------------------------------------------

Computed tax expense (benefit) at the
    expected statutory rate ..............    $(3,143)           $ 3,502           $ 4,293
State taxes, net of federal effect .......       (201)               322                37
Foreign income taxed at different rates...        296               (147)             (192)
Foreign dividends ........................         --              1,888                --
Non-deductible goodwill amortization .....        871              1,076               320
Non-deductible expenses ..................         96                 90               200
Increase (decrease) in valuation
    allowance ............................      4,185             (3,708)             (493)
Other, net ...............................        100                221              (589)
                                              --------------------------------------------
    Provision for income taxes ...........    $ 2,204            $ 3,244           $ 3,576
                                              ============================================

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

                                                                 1999               2000
                                                                 ----               ----
Deferred tax assets

    Pension and other benefits ......................          $  2,367           $  2,844
    Property, plant and equipment ...................            (5,046)            (4,368)
    Intangible assets ...............................             1,572                397
    Restructuring charges ...........................                71                  7
    Inventory .......................................             1,652                995
    Net operating loss--Foreign .....................               895                273
    Net operating loss carryforwards--Domestic.......            11,155              9,719
    Other ...........................................             1,101              1,747
                                                               --------           --------

       Subtotal .....................................            13,767             11,614
    Valuation allowances ............................           (14,592)           (12,121)
                                                               ========           ========

       Total deferred tax liability .................          $   (825)          $   (507)
                                                               ========           ========

The valuation allowance at September 30, 1999 and 2000 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic and foreign net operating loss carryforwards, before the tax effect, is approximately $28.6 million and $2.3 million, respectively, as of September 30, 2000. Of the valuation allowance recorded as of September 30, 2000, approximately $7.1 million will be used to reduce goodwill related to the purchase if the benefits are realized. During the current year, approximately $1.9 million of valuation allowances originally established through purchase accounting have been reversed through goodwill.

(12) STOCKHOLDERS' EQUITY

Stock Ownership and Stockholders' Agreement

As of September 30, 2000, Cabot owns 41.6% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares), Vestar owns 41.6% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares) and the Management Investors and certain other employees of the Company own 16.8% of common stock (17,087.5 shares). Vestar, Cabot and the Management Investors are parties to a stockholders' agreement (the Stockholders' Agreement). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

The preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded daily. To date, no dividends have been declared. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate. As of September 30, 2000, the redemption value of the preferred stock is $87,237,000.

Aearo Company is permitted to pay cash dividends to Aearo Corporation for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $500,000 in any fiscal year. As long as no event of default would result, Aearo Corporation and Aearo Company are permitted to pay dividends consisting of shares of qualified capital stock, as defined in the Senior Bank Facilities, and Aearo Corporation may redeem or purchase shares of its capital stock held by former employees of Aearo Corporation or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation with respect to such purchases or redemptions does not exceed $1.5 million; Aearo Company may pay cash dividends to Aearo Corporation for the latter purpose. Additionally, Aearo Corporation may pay dividends on its preferred stock in additional shares of preferred stock.

Stock Option Plans

On June 27, 1996, the Company adopted the Executive Stock Option Plan (the Executive Plan) whereby the Company, subject to approval of the Board of Directors, may grant up to 5,000 non-qualified options to certain members of management. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan, non-qualified and qualified options may be granted to employees of the Company. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar and Cabot on their investment in the Company or the tenth anniversary of the date of grant. The option term will be 10 years, except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 2000, a total of 9,882.5 options were outstanding under the Executive Plan and 1997 Option Plan and a total of 5,117.5 options were available for grant.

Pro Forma Stock-Based Compensation Expense

SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in 1998, 1999 and 2000 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, reported net (loss) income and net (loss) income per share would not have been affected for 1998, 1999 and 2000.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   1998            1999           2000
                                                   ----            ----           ----

Risk-free interest rate                              5.52%           4.99%          6.01%
Expected life of options granted                 10 years        10 years       10 years
Expected volatility of underlying stock                 0%              0%             0%
Dividend yield                                          0%              0%             0%


The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

Stock Option Activity

Stock option data for the Executive Plan and the 1997 Option Plan for the years ended September 30, 1998, 1999 and 2000 were as follows:

                                         Number      Weighted Average
                                        of Shares     Exercise Price
                                        ---------    ----------------

Outstanding, September 30, 1997           5,025           $  600
Granted                                   3,529              600
Exercised                                    --               --
Forfeited                                (1,400)             600
Expired                                      --               --
                                         ------           ------

Outstanding, September 30, 1998           7,154           $  600
Granted                                   1,044              600
Exercised                                    --               --
Forfeited                                  (469)             600
Expired                                      --               --
                                         ------           ------

Outstanding, September 30, 1999           7,729           $  600
Granted                                     750              600
Granted                                   1,466              800
Exercised                                    --               --
Forfeited                                   (62)             600
Expired                                      --               --
                                         ------           ------

Outstanding, September 30, 2000           9,883           $  630
                                         ======           ======


The following table sets forth information regarding options outstanding at September 30, 2000:

                                                                                         Weighted
                                                                       Weighted          Average
                                     Number          Weighted          Average       Exercise Price
Number of                          Currently         Average          Remaining       for Currently
 Options       Exercise Price     Exercisable     Exercise Price   Contractual Life    Exercisable
---------------------------------------------------------------------------------------------------

  8,417           $600.00             --             $600.00          7.12 years           N/A
  1,466           $800.00             --             $800.00          9.10 years           N/A

At September 30, 1998, 1999 and 2000, none of the options were currently exercisable. At September 30, 2000, there were 5,118 options available for grant.

(13) COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable operating leases. Rent expense under such arrangements totaled $5,553,000, $5,544,000 and $6,395,000 for the years ended September 30, 1998, 1999 and
2000, respectively. Future minimum rental commitments under noncancelable leases in effect at September 30, 2000 are as follows (dollars in thousands):

                            2001                      $     4,874
                            2002                            4,324
                            2003                            3,454
                            2004                            3,048
                            2005                            1,892
                            Thereafter                      1,525
                                                       ----------
                            Total                     $    19,117
                                                       ==========

Contingencies

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AO Safety(R) Division from American Optical Corporation in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after July 11, 1995 (the date of the Company's formation) whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate,
would have a material adverse   effect on the Company's financial condition or
results of operations.

As part of a trademark dispute with Moldex-Metric, Inc. involving the Company's "Yellow Neon Blasts"(TM) polyurethane earplugs, a federal district court in Southern California issued a preliminary injunction in October, 2000 which required the Company to immediately withdraw the current version of "Yellow Neon Blasts"(TM) polyurethane earplugs from the U.S. market, and to advise its distributors to withdraw this product from the market, until the trademark issue could be resolved. In accordance with this ruling, the Company ceased the manufacturing and distribution of "Yellow Neon Blasts"(TM). The Company appealed the preliminary injunction and the court granted a stay of the injunction pending appeal to the Ninth Circuit. "Yellow Neon Blasts"(TM) was introduced approximately one year ago as part of the Company's new line of polyurethane earplugs called E-A-Rsoft(TM). Over the past twelve months, "Yellow Neon Blasts"(TM) has accounted for approximately $1 million of the Company's U.S. sales (the trademark dispute and the preliminary injunction do NOT include the E-A-Rsoft(TM) "Yellow Neons"(TM) solidly colored earplugs or any other Company products). In December, 2000 the Company reached a non-cash settlement with Moldex-Metric, Inc. whereby the "Yellow Neon Blasts"(TM) would be taken off the market in the U.S. and Canada. In the opinion of management, this will not have a material impact on operations.

(14) ACQUISITIONS

On October 28, 1999, the Company acquired Norhammer Limited of Ontario, Canada. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, and, accordingly, the consolidated financial statements for the periods subsequent to October, 28, 1999 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of October 28, 1999.

The allocation of the $4.1 million purchase price and direct acquisition costs is summarized as follows (dollars in thousands):

Cash paid for Norhammer Limited ..........................................          $3,711
Acquisition costs ........................................................             404
                                                                                    ------
                  Total consideration and acquisition costs ..............           4,115
Historical cost of net assets acquired ...................................           1,188
                                                                                    ------
                  Excess of consideration paid over historical cost.......          $2,927
                                                                                    ======

The allocation of excess of consideration paid over historical cost was allocated to goodwill.

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

The allocation of the $3.7 million purchase price and direct acquisition costs is summarized as follows (dollars in thousands):

Cash paid for Safety Optical, Inc. .......................................          $3,425
Acquisition costs ........................................................             300
                                                                                    ------
                  Total consideration and acquisition costs ..............           3,725
Historical Cost of Net Assets Acquired ...................................           1,029
                                                                                    ------
                  Excess of consideration paid over historical cost.......          $2,696
                                                                                    ======

Allocation of Excess of Consideration Paid over Historical Cost:

                  Property, plant and equipment, net.....................          $   193
                  Intangible assets .....................................            3,429
                  Accrued liabilities ...................................             (926)
                                                                                   -------
                                                                                   $ 2,696
                                                                                   =======

(15) SEGMENT DATA

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's three reportable segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

NET SALES TO EXTERNAL CUSTOMERS BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS):


                                           1998              1999              2000
                                           ----              ----              ----
    Safety Products                      $216,546          $212,118          $219,310
    Safety Prescription Eyewear            36,362            35,489            39,913
    Specialty Composites                   39,551            42,782            45,752
                                         --------          --------          --------
    TOTAL                                $292,459          $290,389          $304,975
                                         ========          ========          ========

EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO INCOME BEFORE PROVISION FOR INCOME TAXES (DOLLARS IN THOUSANDS)

                                                            1998               1999              2000
                                                            ----               ----              ----
    Safety Products                                       $ 41,365           $ 42,246          $ 48,775
    Safety Prescription Eyewear                              2,730              3,491             4,008
    Specialty Composites                                     3,054              2,954             3,531
    Reconciling items                                      (11,588)             2,310            (1,696)
                                                          --------           --------          --------
        Total EBITDA                                      $ 35,561           $ 51,001          $ 54,618

    Depreciation                                            11,537              9,399            10,056
    Amortization of Intangibles                              6,833              6,793             6,859
    Non-operating Costs (Income)                               281                190               692
    Interest, net                                           26,152             24,322            24,387
                                                          --------           --------          --------
        Income before provision for income taxes          $ (9,242)          $ 10,297          $ 12,624
                                                          ========           ========          ========

The Company evaluates performance of its operating entities based on EBITDA, which is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined by the Company for EBITDA purposes as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with accounting principles generally accepted in the United States as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA, as presented above, may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $4,635 and $3,890 for the years ended September 30, 1999 and 2000, respectively. The intersegment sales value is generally determined at fully absorbed inventory cost at standard rates plus 25%.

Reconciling items include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on intercompany transactions not allocable to a specific segment. Reconciling items for 1998 include $10,550 for restructuring and restructuring related items primarily attributed to the safety products segment.

DEPRECIATION BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)

                                           1998             1999             2000
                                           ----             ----             ----
    Safety Products                      $ 8,926          $ 6,898          $ 7,384
    Safety Prescription Eyewear              746              682              765
    Specialty Composites                   1,865            1,819            1,907
                                         -------          -------          -------
    TOTAL                                $11,537          $ 9,399          $10,056
                                         =======          =======          =======

IDENTIFIABLE ASSETS BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)

                                           1998              1999              2000
                                           ----              ----              ----
    Safety Products                      $239,915          $230,123          $217,072
    Safety Prescription Eyewear             9,093            13,546            13,986
    Specialty Composites                   24,690            25,052            23,730
    Reconciling items                      19,258            13,572            12,078
                                         --------          --------          --------
    TOTAL                                $292,956          $282,293          $266,866
                                         ========          ========          ========

Reconciling items include corporate assets such as information technology and other shared systems.

CAPITAL EXPENDITURES BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS)


                                          1998            1999            2000
                                          ----            ----            ----
    Safety Products                      $4,513          $5,088          $7,628
    Safety Prescription Eyewear               6             883              37
    Specialty Composites                    739           1,804           1,347
    Reconciling items                       551             580             540
                                         ------          ------          ------
    TOTAL                                $5,809          $8,355          $9,552
                                         ======          ======          ======

Reconciling items include corporate expenditures such as information technology and other shared systems.

NET SALES BY PRINCIPAL GEOGRAPHIC AREAS (DOLLARS IN THOUSANDS)


                                         1998            1999            2000
                                         ----            ----            ----
    United States                      $181,371        $181,915        $193,952
    Canada                               23,107          22,346          22,103
    United Kingdom                       17,568          15,866          16,635
    Germany                              11,668          11,009          11,449
    Sweden                               10,224          12,646          12,405
    France                                7,925           7,715           7,568
    Italy                                 5,713           5,164           5,387
    All others                           34,883          33,728          35,476
                                       --------        --------        --------
    TOTAL                              $292,459        $290,389        $304,975
                                       ========        ========        ========

The sales as shown above represent the value of shipments into the customer's country of residence. For the years ended September 30, 1998, 1999 and 2000, no single customer accounted for more than 10% of sales.

NET IDENTIFIABLE ASSETS BY PRINCIPAL GEOGRAPHIC AREAS (DOLLARS IN THOUSANDS)

                                         1998            1999            2000
                                         ----            ----            ----
    United States                      $183,397        $184,603        $176,822
    Canada                                6,787           5,693           9,333
    United Kingdom                       19,972          17,458          17,708
    Germany                               2,124           1,830           1,451
    Sweden                               79,863          72,027          60,834
    All others                              813             682             718
                                       --------        --------        --------
    TOTAL                              $292,956        $282,293        $266,866
                                       ========        ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 1, 2000.

       NAME                                     AGE                                  POSITION

---------------------------------------------------------------------------------------------------------------------------

Michael A. McLain                               50                Chief Executive Officer, President, and Director

Jeffrey S. Kulka                                43                Vice President, Finance, Treasurer, and Secretary

James D. Hall                                   50                Senior Vice President, Chief Marketing Officer, Managing
                                                                  Director - Peltor(R)Communications, North America

James H. Floyd                                  45                Vice President, Logistics and Information Technology
                                                                  Managing Director - International and Business Director -
                                                                  Consumer

Joseph C. Marlette                              57                Senior Vice President, Manufacturing and Research and
                                                                  Development

M. Rand Mallitz                                 58                Vice President and Senior Vice President E-A-R(R)
                                                                  Specialty Composites

D. Garrad (Gary) Warren, III                    48                Senior Vice President, North American Industrial Safety
                                                                  Sales and Managing Director - Europe

James M. Phillips                               48                Vice President, Human Resources

Rahul Kapur                                     49                Vice President, Corporate Development and Business
                                                                  Director - SRx

Norman W. Alpert*                               42                Chairman of the Board of Directors

Daniel S. O'Connell                             46                Director

Arthur J. Nagle                                 65                Director

Bryan P. Marsal                                 49                Director

William E. Kassling                             56                Director

Robert Rothberg                                 51                Director

Margaret J. Hanratty*                           52                Director

John D. Curtin, Jr.                             67                Director


* Member of Audit Committee and Compensation Committee

Michael A. McLain has been President, Chief Executive Officer and Director of the Company since February 1998. Prior to joining the Company, he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is a Director of Park Tudor School, Cluett American Corporation, Purcell Industries and Little Rapids Corporation.

Jeffrey S. Kulka, Vice President, Finance, Treasurer and Secretary joined the Company in March 1997 as Corporate Controller. Prior to joining Aearo, he spent ten years with Augat Inc. in a variety of assignments including Divisional Controllerships and Business Development in domestic and international settings.

James D. Hall joined the Company in October 1994 and served as a consultant to the Company from July 1994 to October 1994. Mr. Hall was Executive Vice President of Uvex Safety L.L.C. from 1993 to July 1994 and Vice President-Safety of Uvex Winter Optical, Inc. from 1990 to 1993.

James H. Floyd, Vice President, Logistics and Information Technology, Managing Director - International and Business Director - Consumer, joined Aearo in April, 1998. Prior to 1998, he was responsible for global logistics and packaging functions at DowBrands. He began his career at Procter and Gamble where he worked for seven years.

Joseph P. Marlette, Senior Vice President, Aearo Company, Manufacturing and Research joined the Company in April 1998. Prior to joining Aearo, he spent 33 years in various manufacturing positions with the Dow Chemical Company.

M. Rand Mallitz joined the Company in January 1992 as Vice President and General Manager, E-A-R(R)Specialty Composites. In December 1999, he was promoted to Vice President Aearo, Senior Vice President E-A-R(R)Specialty Composites. Prior to joining the Company, Mr. Malletz was CEO/President of Roth Office Products until 1992.

D. Garrad (Gary) Warren, III joined the Company in November 1999 and currently serves as Senior Vice President - Sales and Managing Director, Europe. Prior to that, Mr. Warren was Senior Vice President, Sales and Customer Development for International Home Foods in Parsippany, New Jersey.

James M. Phillips joined the Company in May 1998 as Vice President, Human Resources. He worked for Dow Chemical Company for more than 20 years and has worked in recruiting, training and compensation for many diverse divisions of Dow.

Rahul Kapur joined the Company in April 1998 as Vice President of Corporate Development. He currently is Vice President of Corporate Development & Business Director for Prescription Eyewear. Mr. Kapur joined DowBrands in 1985 in New Product Development and held various positions in Marketing and Strategic Development, including Director of Marketing for Europe. He began his career with Richardson Vicks and Unilever.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Advanced Organics, Inc. and a Director of Siegelgale Holdings, Inc., Cluett American Corporation, Remington Products Company, L.L.C. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995 and Chairman in February 1998.

Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is a director of Cluett American Corporation, Insight Communications Company, Inc., Remington Products Company L.L.C., Russell-Stanley Corporation, Siegelgale Holdings Inc., Sunrise Medical, Inc., and St. John Knits Co., Inc., All companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Arthur J. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Advanced Organicsew3, Inc., Remington Products Company, L.L.C., and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Bryan P. Marsal, Chairman and CEO Cluett American Group, has led numerous business in the healthcare, manufacturing, retailing, communications and oil field services. In addition to Cluett American Group, Mr. Marsal has served as CEO of Republic Health Corporation (renamed OrNda HealthCorp.), Anthony Manufacturing and Gitano. He also serves on the boards of Timex Corporation and Cluett American Corporation. He became a director of the Company in October 1998.

William E. Kassling has been Chairman and Chief Executive Officer of Wabtec Corporation since 1990. Between 1984 and 1990, Kassling served as Vice President, Group Executive for the Railway Products Group of American Standard Incorporated. Prior to 1984, he held various operating and strategic planning assignments with American Standard, Clark Equipment Company and Boston Consulting Group. Kassling earned an MBA from the University of Chicago and a BS in industrial management from Purdue University. In addition to Aearo, Mr. Kassling is a board member of Pittsburgh Penguins and Scientific Atlanta. He became a director of the Company in July 1998.

Robert Rothberg is an attorney with Choate, Hall & Stewart. Between 1993 and 2000, Rothberg served as Vice President and General Counsel of Cabot Corporation. He became a director of the Company in 1998.

Margaret J. Hanratty has been Vice President and Treasurer of Cabot since September 1993, and served previously as Director of Corporate Development. Prior to joining Cabot in 1990, she served as Vice President, Mergers and Acquisitions for The First Boston Corporation. She became a director of the Company in July 1995.

John D. Curtin, Jr. joined Cabot in 1989 as Chief Financial Officer. Mr. Curtin was named Chief Executive Officer of the Company in April 1994, became a director of the Company in July 1995, and assumed the role as President in February 1997. Mr. Curtin retired as President and Chief Executive Officer of the Company in February, 1998. Prior to joining Cabot he was President, Chief Executive Officer and Director of Curtin & Co., Inc., a private investment-banking firm. Mr. Curtin is also a trustee of Eastern Enterprises and a director of Imperial Holly Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company serving at the end of fiscal 2000 (the "Named Executive Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                ANNUAL COMPENSATION
                                                                                                               ALL OTHER
                                                              FISCAL                                             ANNUAL
                                                               YEAR           SALARY            BONUS         COMPENSATION
                                                              --------------------------------------------------------------

Michael A. McLain                                              2000          $473,784          $286,738          $ 64,989(1)
     Chief Executive Officer, President, and Director          1999          $439,754          $191,309          $ 56,416
                                                               1998          $283,336          $120,000          $ 53,239

D. Garrad Warren, III                                          2000          $192,500          $106,764          $195,386(2)
     Senior Vice President, Sales                              1999          $     --          $     --          $     --
     Managing Director - Europe                                1998          $     --          $     --          $     --

M. Rand Mallitz                                                2000          $197,000          $ 99,975          $ 24,906(3)
     Vice President and Senior Vice President                  1999          $187,500          $ 69,552          $ 19,069
     E-A-R(R)Specialty Composites                              1998          $180,000          $ 64,800          $ 15,641

Bryan J. Carey                                                 2000          $232,740          $119,474          $ 39,431(4)
     Former Executive Vice President, CFO                      1999          $213,668          $ 80,811          $ 43,614
     Treasurer, Assistant Secretary, and Managing              1998          $197,502          $ 73,800          $ 15,512
     Director - Europe

James D. Hall                                                  2000          $227,554          $115,782          $ 29,000(5)
     Senior Vice President, Chief Marketing Officer,           1999          $213,588          $ 77,939          $ 20,307
     Managing Director - Peltor(R)Communications,              1998          $205,008          $ 73,800          $ 18,365
     North America

(1) Includes contributions made on behalf of Mr. McLain to the Company's 401(k) Savings Plan ($3,382); to the Company's Cash Balance Plan ($10,388); to the Company's Supplemental Executive Retirement Plan ($42,192); and company match and interest to the Company's Deferred Compensation Plan ($9,027).

(2) Includes contributions made on behalf of Mr. Warren to the Company's 401(k) Savings Plan ($1,050); to the Company's Cash Balance Plan ($2,638); interest to the Company's Deferred Compensation Plan ($5,154); for relocation ($138,352); for forfeited 401(k) matching contributions for prior employment ($12,070); and for forfeited earnest money ($36,122).

(3) Includes contributions made on behalf of Mr. Mallitz to the Company's 401(k) Savings Plan ($5,225); to the Company's Cash Balance Plan ($10,388); and to the Company's Supplemental Executive Retirement Plan ($9,290).

(4) Includes contributions made on behalf of Mr. Carey to the Company's 401(k) Savings Plan ($4,900); to the Company's Cash Balance Plan ($10,388); to the Company's Supplemental Executive Retirement Plan ($13,459); and company match and interest to the Company's Deferred Compensation Plan ($10,684).

(5) Includes contributions made on behalf of Mr. Hall to the Company's 401(k) Savings Plan ($6,043); to the Company's Cash Balance Plan ($10,388); to the Company's Supplemental Executive Retirement Plan ($12,569); and company match and interest to the Company's Deferred Compensation Plan ($3,136).

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive Officers at the end of fiscal 2000. None of the Named Executive Officers exercised any stock options during fiscal 2000.

                                                                                           VALUE OF OUTSTANDING
                                    SHARES                  NUMBER OF BENEFICIAL           IN-THE-MONEY OPTIONS
                                   ACQUIRED      VALUE   OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR-END(1)
            NAME                 ON EXERCISE   REALIZED  EXERCISABLE  UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------

Michael A. McLain ..........          --          --          --          1,100          $    --          $    --
D. Garrad Warren, III.......          --          --          --            750               --               --
M. Rand Mallitz ............          --          --          --            256               --               --
Bryan J. Carey .............          --          --          --            563               --               --
James D. Hall ..............          --          --          --            400               --               --

(1) There was no public market for the Aearo Common Stock as of September 30, 2000. Accordingly, these values have been calculated on the basis of an assumed fair market value of $600 per share as established by the Company's Board of Directors.
(2) Mr. Carey, although no longer an executive officer of the Company, has retained his options to acquire shares, pursuant to certain terms of the stock option plans and to the terms of his separation agreement.

DIRECTOR COMPENSATION

Directors (other than two Directors unaffiliated with Cabot or Vestar (the "Outside Directors")) serve without compensation (other than reimbursement of expenses) in connection with rendering services as such. The Outside Directors receive $10,000 annually for their service as Directors and an additional $2,500 per meeting, plus reimbursement of expenses. In connection with their appointment, Outside Directors appointed in prior fiscal years have been given the opportunity to purchase a limited number of shares of Aearo Common Stock. No Outside Directors were appointed to the Board during fiscal 2000. Outside Directors may also elect to participate in the Deferred Compensation Plan.


EMPLOYEE STOCK AND OTHER BENEFIT PLANS

STOCK PURCHASE PLAN. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. Under the Stock Purchase Plan, 15,000 shares of Aearo Common Stock have been reserved for purchase by the Company's executive officers and other senior members of management as determined by the Board of Directors. As of December 1, 2000, 11,273 of such shares were issued and outstanding.

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

Each of the Executive Plan and the 1997 Option Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of September 30, 2000, non-qualified options to acquire 8,417 shares at a price of $600 per share, and 1,466 shares at a price of $800 per share have been granted to officers and key employees of the Company under the Company's stock option plans and 5,118 options remain available for issuance; of outstanding options, 3,068.75 in the aggregate have been granted to executive officers, including Mr. McLain (1,100 options), Mr. Warren (750 options), Mr. Hall (400 options), former executive officer Mr. Carey (562.5 options) and Mr. Mallitz (256.25 options). The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder (but did not expire upon the termination of employment of Mr. Carey, as permitted under the terms of the stock option plan in certain instances and as provided in his separation agreement), and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan or 1997 Option Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

The following table sets forth certain information relating to option grants pursuant to the Executive Plan and the 1997 Option Plan for the year ended September 30,2000.

                                                                                                     Potential Realizable
                                                                                                        Value at Assumed
                                                                                                     Annual Rates of Stock
                                                                                                    Price Appreciation for
                                                                                                         Option Term (1)
                                                % of Total
                                                  Options
                                 Number of      Granted in      Exercise
                                Underlying      the Fiscal        Price        Expiration
  Name                            Options          Year          ($/Shr)          Date              5%($)            10%($)
  ----                          ----------      ----------      --------       ----------           -----            ------

  Bryan J. Carey                     250            11.3            800          11/03/09           32,699          153,692
  James D. Hall                      150             6.8            800          11/03/09           19,620           92,215
  M. Rand Mallitz                    100             4.5            800          11/03/09           13,080           61,477
  D. Garrad Warren, III              750            33.8            600          11/03/09          248,098          611,076


(1) Potential Realizable Value is based on assumed growth rates for the 10 year option term (5% annual growth results in a stock price of $930.80 and 10% annual growth rate results in a stock price of $1,414.77).


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

401(k) PLAN. The Company has adopted a savings plan (the "Savings Plan"), which is qualified under Section 401(a) and 401(k) of the Code. All regular employees of the Company in the United States normally scheduled to work a minimum of 1,000 hours per year are eligible to participate in the Savings Plan immediately. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company will make a matching contribution. The Company matches 50.0% of the first 6.0% of compensation contributed. The maximum contribution for any participant for any year is 15.0% of such participant's eligible compensation, not to exceed the 401(k) plan elective deferral limit set forth by the IRS. Contributions to the Savings Plan will be invested, as the employee directs, in a money market fund, income fund, growth and income fund, growth fund, or asset allocation fund.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
Effective January 23, 1998, the Company entered into an agreement with Michael
A. McLain which covers the terms and conditions of his employment. It contains a provision for separation benefits in the event of a change of control or other termination not related to performance.

PENSION PLANS. The Company has adopted a cash balance plan. Under such plan, the Company will provide participants with annual credits of 4.0% of eligible compensation up to the Social Security Wage Base as set forth annually by the Social Security Administration and Department of Health and Human Services. An additional annual credit of 8.0% of eligible compensation from the Social Security Wage Base up to the Qualified Plan Compensation Limit set forth by the Internal Revenue Service (IRS) is provided. All balances in the accounts of participants will be credited with interest based on the prior year's U.S Treasury bill rate. At retirement, participants eligible for benefits may receive the balance standing in their account in a lump sum or as a monthly pension having equivalent actuarial value.

Additionally, the Company has adopted a supplemental executive retirement plan, which is a non-qualified plan under the Code, and which provides unfunded deferred compensation benefits to certain individuals whose salary exceeds the Qualified Internal Revenue Service (IRS) Plan Compensation Limit set forth by the IRS. Pursuant to the plan, participants are credited annually with amounts representing 8% of compensation in excess of the Qualified Plan Compensation Limit.

The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, from both the qualified and non-qualified pension plans assuming in each case that such officer elects payment over time rather that in a lump sum:

         NAME AND PRINCIPAL POSITION                                       ANNUAL BENEFITS PAYABLE
         -----------------------------------------------------------------------------------------

         Michael A. McLain........................................                $  131,452
              Chief Executive Officer, President, and Director

         D. Garrad Warren, III....................................                $    35,271
              Senior Vice President, Sales
              Managing Director - Europe

         M. Rand Mallitz..........................................                $    29,116
              Senior Vice President and General Manager,
              E-A-R(R)Specialty Composites

         Bryan J. Carey...........................................                $    40,263
              Former Executive Vice President, Chief Financial
              Officer, Treasurer, Assistant Secretary and
              Managing Director - Europe

         James D. Hall............................................                $    53,946
              Senior Vice President, Chief Marketing Officer,
              Managing Director - Peltor(R)Communication, North
              America


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has a compensation committee of the Board of Directors. As of December 1, 2000 the committee consists of Messrs. Alpert and McLain and Ms. Hanratty, three directors of the Company. Mr. Alpert serves as the Chairman of the Board, and Mr. McLain is also the Chief Executive Officer and President of the Company. This committee makes all executive officer compensation decisions, with Mr. McLain abstaining with respect to decisions affecting his own compensation, and reviews them with the full Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 1, 2000. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.

                                                                         NUMBER OF
                                                                           SHARES             PERCENTAGE OF
                                                                          OF AEARO             OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                                    COMMON STOCK              SHARES
------------------------------------------------------------------------------------------------------------

Vestar Equity Partners, L.P.(1).................................            42,500                 41.6%
     245 Park Avenue
     New York, New York  10017

Cabot CSC Corporation(2)........................................            42,500                 41.6%
     Two Seaport Lane, Suite 1300
     Boston, Massachusetts  02210

Michael A. McLain...............................................             4,050                 3.97%
John D. Curtin, Jr..............................................             3,713                 3.64%
Bryan J. Carey(3)...............................................             1,500                 1.47%
James D. Hall...................................................             1,050                 1.03%
D. Garrad Warren, III...........................................               600                    *
Norman W. Alpert(4).............................................            42,500                 41.6%
Daniel S. O'Connell(4)..........................................            42,500                 41.6%
Arthur J. Nagle(4)..............................................            42,500                 41.6%
Robert Rothberg(5)..............................................            42,500                 41.6%
Margaret J. Hanratty(5).........................................            42,500                 41.6%
Bryan P. Marsal.................................................               250                    *
William E. Kassling.............................................               250                    *
M. Rand Mallitz.................................................               950                    *
Directors and executive officers as a group (16 persons)(6).....            99,363                97.33%

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

(3) As of December 1, 2000, Mr. Carey was no longer serving as an executive officer of the Company.

(4) Messrs. Alpert, O'Connell and Nagle are affiliated with Vestar in the capacities described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Vestar, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P. at the address set forth above.

(5) Ms. Hanratty is affiliated with Cabot, the parent of Old Cabot Safety Corporation, in the capacity described under "Directors and Executive Officers." Ownership of Aearo Common Stock for individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Old Cabot Safety Corporation, of which such persons disclaim beneficial ownership. Ms. Hanratty's business address is c/o Cabot CSC Corporation Two Seaport Lane, Suite 1300, Boston, MA 02210 and Mr. Rothberg was formerly affiliated with Cabot, and his current business address is c/o Choate, Hall & Stewart, 53 State Street, Exchange Place, Boston, MA 02109.

(6) Cabot, Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under
     Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement." Does not include Bryan J. Carey who was no longer serving as an executive officer of the Company as of December 1, 2000. Does not include 1,225 shares of Aearo Common Stock held by Management Investors who are not executive officers.


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

STOCK OWNERSHIP AND STOCKHOLDERS' AGREEMENT

Prior to the Formation Acquisition, Cabot owned 100% of the outstanding shares of the Subsidiary, which enabled Cabot to elect all of the directors of the Subsidiary. As of December 1, 2000, (i) Cabot indirectly owns 41.6% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding, (ii) Vestar owns 41.6% of the Aearo Common Stock outstanding and 50% of the Aearo Preferred Stock outstanding and (iii) 16.8% of the Aearo Common Stock has been issued to management and certain directors (collectively the Management Investors). Cabot, Vestar and the Management Investors (the "Stockholders") own 100% of the outstanding shares of Aearo Common Stock and will elect all of the directors of Aearo and determine the outcome of all matters requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of Aearo, and will have the power to prevent or cause a change in control of Aearo, in each case subject to such restrictions, limitations and conditions as may be imposed under the Stockholders' Agreement. There can be no assurance as to how long any of Cabot, Vestar or the Management Investors will hold their shares of Aearo Common Stock.

Cabot, Vestar, and the Management Investors have entered into the Stockholders' Agreement which provides for, among other things, the matters described below.

ELECTION AND REMOVAL OF DIRECTORS. The Stockholders' Agreement provides that the Board of Directors of the Company shall consist of nine members. Currently there are nine directors serving. The parties agreed to vote all shares of Aearo Common Stock owned or controlled by them so as to elect as members of the Board of Directors persons designated as follows: (i) Vestar designates three directors so long as the Vestar Relative Percentage (as defined below) is at least 75% or

Vestar and its affiliates beneficially own on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (ii) Cabot may designate two directors so long as the Cabot Relative Percentage (as defined below) is at least 75% or Cabot and its affiliates own beneficially on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (iii) Vestar may designate two additional directors who are not partners, officers or employees of any of Vestar or its affiliates so long as the Vestar Relative Percentage is as least 75% or Vestar and its affiliates beneficially own at least 31,875 shares of Aearo Common Stock (75% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), provided that Vestar must notify Cabot in writing in advance of the identities of these director nominees and obtain Cabot's approval thereof, which may not be unreasonably withheld, and (iv) the Management Investors may designate two directors so long as the Management Investors together own beneficially on a fully diluted basis at least 3,750 shares of Aearo Common Stock (25% of the shares of Aearo Common Stock acquired by all Management Investors in the Formation Acquisition), provided that the two designees of the Management Investors must be the principal executive officer and the principal operating officer of the Company. The foregoing provisions relating to the election of directors terminate in the event that both Cabot and its affiliates, on the one hand, and Vestar and its affiliates, on the other hand, own on a fully diluted basis fewer than 4,250 shares of Aearo Common Stock (10% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition). The term "Vestar Relative Percentage" means a percentage reflecting (a)(i) $31 million plus (ii) the amount paid for capital stock of Aearo by Vestar and its Affiliates after the Formation Acquisition less (iii) the value (based on price per share) of all shares of Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates in the Formation Acquisition and no longer held by them, less (iv) the value of all shares of the Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates after the Formation Acquisition and no longer held by them, as a percentage of (b) the amount calculated pursuant to clause (a) for Cabot and its affiliates for such date. The term "Cabot Relative Percentage" has a correlative meaning focused on Cabot's remaining investment in Aearo capital stock relative to Vestar's.

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

MANAGEMENT ADVISORY AGREEMENT. In connection with the Formation Acquisition, the Company became a party to a management advisory agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year to be shared by Cabot and Vestar based on their relative equity ownership of the Company. Pursuant to the Management Advisory Agreement, each of Vestar and Cabot received $342,838 (including $24,080 to each party as an advisory fee relative to fiscal year 1999) with respect to 2000, $352,806 (including $58,144 to each party as an advisory fee relative to fiscal year 1998) with respect to fiscal 1999, $217,063 (including a $19,456 reduction to each party as an advisory fee adjustment for fiscal 1997) with respect to fiscal 1998, $311,949 (including $55,975 to each party as an advisory fee adjustment relative to fiscal 1996) with respect to fiscal 1997. Messrs. Alpert,

O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 10, "Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar. Mr. Rothberg and Ms. Hanratty, two of the directors for the Company, are affiliated with Cabot in the capacities described under Item 10, "Directors and Executive Officers" and, accordingly, benefit indirectly from any payments received by Cabot.

MANAGEMENT AND DIRECTOR LOANS. The Company has made available to certain Management Investors loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans
(i) are secured by the Aearo Common Stock purchased with the proceeds thereof,
(ii) have a term of between 5 and 10 years, (iii) bear interest at an annual rate between 6.31% and 7%, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investor terminates. At September 30, 2000, amounts outstanding in thousands of dollars were:


                                        LARGEST AGGREGATE AMOUNT       AGGREGATE AMOUNT OUTSTANDING AT
  DIRECTOR/EXECUTIVE OFFICER               OUTSTANDING DURING                 SEPTEMBER 30, 2000            INTEREST RATE
  --------------------------                    FISCAL 2000            -------------------------------      -------------
                                               -----------
  Michael A. McLain                               $608                               $608                        6.31%
  D. Garrad (Gary) Warren, III                     270                                270                        7.00%
  Bryan J. Carey                                   100                                100                        7.00%
  Rahul Kapur                                      124                                 96                        7.00%
  Joseph P. Marlette                               124                                 96                        7.00%
  James H. Floyd                                   124                                 96                        7.00%
  M. Rand Mallitz                                   76                                 76                        7.00%
  James M. Phillips                                 62                                 48                        7.00%
  James D. Hall                                     61                                 45                        7.00%

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                              DESCRIPTION
-----------------------------------------------

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


10.12     --   Fidelity Corporate (401(k)) Plan for Retirement, dated August l, 1993, as amended. (Incorporated by reference to Exhibit No. 10.12 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
               (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation).)

10.13     --   Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive Retirement Plan, dated May l,
               1993. (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-4, No. 33-
               96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.14     --   Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company (formerly, Cabot Safety
               Corporation), pertaining to 8001-8003 Woodland Drive, Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit No. 10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.15     --   Sublease, dated April 16, 1990, between American Optical Corporation and Aearo Company (formerly,
               Cabot Safety Corporation), pertaining to Southbridge, Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.16*    --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and Restated 1995 Employee
               and Non-Employee Director Stock Purchase Plan.

10.17*    --   Form of Executive Security Purchase Agreement.

10.18*    --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive Stock Option Plan.

10.19*    --   Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by Cabot Safety Intermediate
               Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

10.20*    --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.21*    --   Form of Incentive Stock Option Agreement under the Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation) 1996 Stock Option Plan.

10.22*    --   Form of Non-Qualified Stock Option Agreement for Company Employees under the Aearo Corporation
               (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.25*    --   Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of May 30,
               1996, delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety Equipment
               Co., Inc. in favor of Bankers Trust Company.

10.26     --   Fourth Amendment to Credit Agreement, dated as of December 4, 1998, by and among Aearo Corporation,
               Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative
               Agent (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-
               K for the year ended September 30, 1998).

10.27     --   Aearo Corporation 1997 Stock Option Plan (incorporated by reference to the same numbered exhibit of the
               Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

10.28**   --   Fifth Amendment to Credit Agreement dated December 14, 2000, by and among Aearo Corporation, Aearo
               Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent.

12.1**    --   Statements re: Computation of Ratios.

21.1**    --   List of Subsidiaries.

24.1**    --   Powers of Attorney (see page 68 of this report).

27.1**    --   Financial Data Schedule.

----------------

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**   Filed herewith.

(b)  Financial Statement Schedules

     See page 68 of this report

(c)  Reports on Form 8-K

     On November 3, 1999, the Company filed a Current Report on Form 8-K containing its press release regarding the acquisition of Norhammer Limited of Ontario, Canada.

     On October 10, 2000, the Company filed a Current Report on Form 8-K containing its press release regarding a preliminary injunction issued by the federal district court involving a trademark dispute.

                                   SCHEDULE II

                                AEARO CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
             For the years ended September 30, 1998, 1999, and 2000
                             (Dollars in thousands)


                                                                      Additions              Net
                                                Balance at    Provisions     Charged      Deductions        Balance
                                                beginning     Charged to     to Other        From            at end
                                                of Period     Operations     Accounts     Allowances        of Period
                                                ---------------------------------------------------------------------

Year ended September 30, 1998
     Bad Debt Reserve                             1,301             497         --            (559)           1,239
     Sales Returns & Allowances Reserve             884              --         --            (285)             599
     Restructure Reserve                             --          11,585         --          (8,595)           2,990

Year ended September 30, 1999
     Bad Debt Reserve                             1,239             594         --            (537)           1,296
     Sales Returns & Allowances Reserve             599              --         --             (26)             573
     Restructure Reserve                          2,990              --         --          (2,938)              52

Year ended September 30, 2000
     Bad Debt Reserve                             1,296             366         --            (308)           1,354
     Sales Returns & Allowances Reserve             573             100         --              --              673
     Restructure Reserve                             52              --         --             (33)              19

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Aearo Corporation


Date:  December 1, 2000                      By: /s/ Michael A. McLain
                                                 -------------------------------
                                                 Michael A. McLain
                                                 President and Chief Executive
                                                   Officer


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Aearo Corporation hereby severally constitute Michael A. McLain and Jeffrey S. Kulka, and each of them singly, our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Aearo Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, to said Annual Report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 4, 2000                                                 /s/ Michael A. McLain
                                                                       ---------------------------------------
                                                                       Michael A. McLain
                                                                       President, Chief Executive Officer
                                                                       and Director
                                                                       (Principal Executive Officer)


Date: December 4, 2000                                                 /s/ Jeffrey S. Kulka
                                                                       ---------------------------------------
                                                                       Jeffrey S. Kulka
                                                                       Vice President, Finance,
                                                                       Treasurer and Secretary
                                                                       (Principal Financial and Accounting Officer)


Date:  November 30, 2000                                               /s/ John D. Curtin, Jr.
                                                                       ---------------------------------------
                                                                       John D. Curtin, Jr., Director


Date:  November 30, 2000                                               /s/ Norman W. Alpert, Director
                                                                       ---------------------------------------
                                                                       Norman W. Alpert, Director

Date: December 17, 2000                                                /s/ Robert Rothberg
                                                                       ---------------------------------------
                                                                       Robert Rothberg, Director


Date:  November 30, 2000                                               /s/ Margaret J. Hanratty
                                                                       ---------------------------------------
                                                                       Margaret J. Hanratty, Director

Date:  November 30, 2000                                               /s/ Arthur J. Nagle
                                                                       ---------------------------------------
                                                                       Arthur J. Nagle, Director

Date:  November 30, 2000                                               /s/ Daniel S. O'Connell
                                                                       ---------------------------------------
                                                                       Daniel S. O'Connell, Director

Date:  November 30, 2000                                               /s/ William Kassling
                                                                       ---------------------------------------
                                                                       William Kassling, Director

Date:  November 29, 2000                                               /s/ Bryan P. Marsal
                                                                       ---------------------------------------
                                                                       Bryan Marsal, Director


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy material relating to the Registrant's fiscal year ended September 30, 2000 has been sent to security holders of the Registrant.

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

10.14     --   Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company (formerly, Cabot Safety
               Corporation), pertaining to 8001-8003 Woodland Drive, Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit No. 10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.15     --   Sublease, dated April 16, 1990, between American Optical Corporation and Aearo Company (formerly,
               Cabot Safety Corporation), pertaining to Southbridge, Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company
               and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.16*    --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and Restated 1995 Employee
               and Non-Employee Director Stock Purchase Plan.

10.17*    --   Form of Executive Security Purchase Agreement.

10.18*    --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive Stock Option Plan.

10.19*    --   Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by Cabot Safety Intermediate
               Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

10.20*    --   Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.21*    --   Form of Incentive Stock Option Agreement under the Aearo Corporation (formerly, Cabot Safety Holdings
               Corporation) 1996 Stock Option Plan.

10.22*    --   Form of Non-Qualified Stock Option Agreement for Company Employees under the Aearo Corporation
               (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.25*    --   Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of May 30,
               1996, delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety Equipment
               Co., Inc. in favor of Bankers Trust Company.

10.26     --   Fourth Amendment to Credit Agreement, dated as of December 4, 1998, by and among Aearo Corporation,
               Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative
               Agent (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-
               K for the year ended September 30, 1998).

10.27     --   Aearo Corporation 1997 Stock Option Plan (incorporated by reference to the same numbered exhibit of the
               Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

10.28**   --   Fifth Amendment to Credit Agreement dated December 14, 2000, by and among Aearo Corporation, Aearo
               Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent.

12.1**    --   Statements re: Computation of Ratios.

21.1**    --   List of Subsidiaries.

24.1**    --   Powers of Attorney (see page 68 of this report).

27.1**    --   Financial Data Schedule.


------------------------


* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**   Filed herewith.