Form 10-Q
period 2000-12-31
AEARO CORP
filed 2001-02-14
CIK 949957

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000


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

        The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 13, 2001 ws 102,087.5.

                                AEARO CORPORATION

                                TABLE OF CONTENTS

                       FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED DECEMBER 31, 2000


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
           DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000             3-4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999              5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
           AND 1999                                                           6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)                                                     7-12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  13-17

ITEM 3.    QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK                                     18


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 19

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         19

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS               19

ITEM 5.    OTHER INFORMATION                                                 19

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  20

SIGNATURE PAGE                                                               21

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)



                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                      2000              2000
                                                                  ------------       -----------
                                                                  (Unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                                    $      3,917       $     3,495
     Accounts receivable (net of reserve for doubtful
         accounts of $1,111 and $1,354, respectively)                   40,659            44,342
     Inventories                                                        35,025            34,310
     Deferred and prepaid expenses                                       3,036             2,623
                                                                  ------------       -----------

         Total current assets                                           82,637            84,770
                                                                  ------------       -----------

   PROPERTY, PLANT AND EQUIPMENT, NET                                   52,389            53,163

   INTANGIBLE ASSETS, NET                                              125,929           126,242

   OTHER ASSETS                                                          2,636             2,691
                                                                  ------------       -----------

         Total assets                                             $    263,591       $   266,866
                                                                  ============       ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                      2000              2000
                                                                  --------------     -----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                              $   20,733         $    19,313
   Accounts payable and accrued liabilities                           36,101              39,427
   Accrued interest                                                    6,512               3,423
   U.S. and foreign income taxes                                       5,145               5,375
                                                                  ----------         -----------

         Total current liabilities                                    68,491              67,538
                                                                  ----------         -----------

LONG-TERM DEBT                                                       178,780             180,506

DEFERRED INCOME TAXES                                                    435                 507

OTHER LIABILITIES                                                      2,450               2,466
                                                                  ----------         -----------

         Total liabilities                                        $  250,156         $   251,017
                                                                  ----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
   (Redemption value of $90,066 and $87,237, respectively)
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                --                  --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--102,088 at December 31, 2000 and
     September 30, 2000                                                    1                   1
   Additional paid-in capital                                         32,193              32,213
   Accumulated deficit                                                (3,001)               (614)
   Accumulated other comprehensive income                            (15,758)            (15,751)
                                                                  ----------         -----------

         Total stockholders' equity                                   13,435              15,849
                                                                  ----------         -----------

         Total liabilities and stockholders' equity               $  263,591         $   266,866
                                                                  ==========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                --------------------------------
                                                                    2000                  1999
                                                                -----------          -----------
NET SALES                                                       $    68,269          $    72,194

COST OF SALES                                                        37,753               38,648
                                                                -----------          -----------

         Gross profit                                                30,516               33,546

SELLING AND ADMINISTRATIVE                                           23,887               23,608

RESEARCH AND TECHNICAL SERVICES                                       1,484                1,327

AMORTIZATION OF INTANGIBLES                                           1,655                1,725

OTHER (INCOME) CHARGES, NET                                               9                  (35)
                                                                -----------          ------------

         Operating income                                             3,481                6,921

INTEREST EXPENSE, NET                                                 5,801                5,947
                                                                -----------          -----------

         Income (loss) before provision for income taxes             (2,320)                 974

PROVISION FOR INCOME TAXES                                               67                  301
                                                                -----------          -----------

         Net income (loss)                                           (2,387)                 673

PREFERRED STOCK DIVIDEND ACCRUED                                      2,829                2,492
                                                                -----------          -----------

         Net loss available to Common Shareholders              $    (5,216)         $    (1,819)
                                                                ============         ============

AVERAGE COMMON AND DILUTED COMMON SHARES OUTSTANDING
                                                                     102,088             102,538
                                                                ============         ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                     $     (51.09)        $    (17.74)
                                                                ============         ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                   2000          1999
                                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $(2,387)      $   673
   Adjustments to reconcile net income (loss) to cash provided by operating activities-
       Depreciation                                                                2,529         2,440
       Amortization of intangible assets and deferred financing costs              1,988         2,202
       Deferred income taxes                                                         (75)           28
       Other, net                                                                     16             7
       Changes in assets and liabilities-
         Accounts receivable                                                       3,131         2,715
         Inventories                                                              (1,454)       (3,796)
         Accounts payable and accrued liabilities                                    367           805
         Other, net                                                                 (680)          303
                                                                                 -------       -------

              Net cash provided by operating activities                            3,435         5,377
                                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                     (1,595)       (1,937)
   Cash paid for Norhammer                                                            --        (3,620)
   Proceeds provided by disposals of property, plant and equipment                    33            10
                                                                                 -------       -------

              Net cash used by investing activities                               (1,562)       (5,547)
                                                                                 -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                    3,700         5,250
   Repayment of term loans                                                        (4,409)       (3,627)
   Proceeds (Repayment) of long-term debt                                             30          (122)
   Issuance of shareholder notes, net                                                (20)          (18)
                                                                                 -------       -------

              Net cash provided (used) by financing activities                      (699)        1,483
                                                                                 -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (752)       (1,177)
                                                                                 -------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                422           136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     3,495         4,050
                                                                                 -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 3,917       $ 4,186
                                                                                 =======       =======

CASH PAID FOR:
   Interest                                                                      $ 2,423       $ 2,285
                                                                                 =======       =======
   Income taxes                                                                  $   433       $   331
                                                                                 =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


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

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

(3)    SIGNIFICANT ACCOUNTING POLICIES

       Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Reclassifications. Certain amounts included in the prior period financial statements may have been reclassified to conform to the current period presentation. These reclassifications have no impact on net operating results previously reported.

       Revenue Recognition. The Company recognizes revenue upon shipment of its product to customers, at which time title of ownership transfers to the buyer.

       Foreign Currency Translation. Assets and liabilities of the Company's foreign operations are translated at period-end exchange rates. Income and expenses are translated at the approximate average rate during the period. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income.

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

       Loss per Common Share. Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities consisted of stock options. As of December 31, 2000 and 1999, there were 11,283 and 9,883 options outstanding, respectively. The stock options were not dilutive and were not included in the diluted loss per share calculation for the three months ended December 31, 2000 and 1999. Basic and diluted loss per common share for the three months ended December 31, 2000 and 1999, were equal; therefore, no reconciliation between basic and diluted loss per share is required.

       Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of Statement of Financial Accounting Standards
       (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.4 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges.

       The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. The Company has foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into foreign currency

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

       forward contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge their variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward currency contracts or when related interest payments affect earnings for interest rate swaps. As a result of the foreign currency forward contracts and the interest rate swap agreements, the Company has recorded a derivative liability of $1.7 million at December 31, 2000. All forward contracts and swap agreements will expire over the next 9 months.

       During the period ending December 31, 2000 the Company reclassified into earnings a net gain of approximately $89,000 resulting from the exercise of foreign currency contracts and a net loss of $16,000 resulting from interest rate swap settlements. All foreign currency contracts and interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

       The Company also executes foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133, accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $104,000 for the quarter ended December 31, 2000.

(4)    COMPREHENSIVE INCOME

       Comprehensive income consisted of the following (dollars in thousands):


                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                               ---------------------------
                                                                  2000             1999
                                                               -----------      ----------
                                                               (unaudited)      (unaudited)

          Net income (loss)                                    $    (2,387)     $      673

             Foreign currency translation adjustment                 1,694          (2,800)
             Unrealized losses on derivative
                instruments                                         (1,701)             --
                                                               -----------      ----------

             Comprehensive income (loss)                       $    (2,394)     $   (2,127)
                                                               ===========      ==========

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


 (5)   INVENTORIES

       Inventories consisted of the following (dollars in thousands):

                                DECEMBER 31,     SEPTEMBER 30,
                                    2000             2000
                                -----------       ----------
                                (unaudited)

       Raw materials            $    8,600        $    8,246
       Work in process               8,750             7,662
       Finished goods               17,675            18,402
                                ----------        ----------
                                $   35,025        $   34,310
                                ==========        ==========

       Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(6)    DEBT

       The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $25.0 million of revolving loans, a portion of which is to be used for general corporate purposes, and as to $15.0 million thereof, to finance permitted acquisitions (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. On December 14, 2000, the Senior Bank Facilities were amended to increase the amount available to finance acquisitions from $15.0 million to $33.0 million and to modify certain financial covenants for periods ending on and after December 31, 2000. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2000. The amounts outstanding on the term loans and the revolving credit facility at December 31, 2000 were approximately $83.0 million and $13.7 million, respectively.


(7)    COMMITMENTS AND CONTINGENCIES

       Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

       Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

       include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after July 11, 1995 (the date of the Company's formation) whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims however, management intends to continue the annual payment of $400,000 to Cabot.

       At December 31, 2000 and September 30, 2000 the Company has reserved approximately $4.5 million and $4.6 million, respectively, for liabilities arising from asbestosis or silicosis litigation. The reserve is re-evaluated periodically and may result in additional charges to operations if additional information becomes available. However, it is management's opinion, taking into account currently available information, uncertainties, the Cabot agreement, and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.

       As part of a trademark dispute with Moldex-Metric, Inc. involving the Company's "Yellow Neon Blasts"(TM) polyurethane earplugs, a federal district court in Southern California issued a preliminary injunction in October, 2000 that required the Company to immediately withdraw the current version of "Yellow Neon Blasts"(TM) polyurethane earplugs from the U.S. market, and to also advise its distributors to withdraw this product from the market, until the trademark issue could be resolved. In accordance with this ruling, the Company ceased manufacturing and distributing "Yellow Neon Blasts"(TM). The Company appealed the preliminary injunction and the court granted a stay of the injunction pending appeal to the Ninth Circuit. "Yellow Neon Blasts"(TM) was introduced approximately one year ago as part of the Company's new line of polyurethane earplugs called E-A-Rsoft(TM). Over the twelve months prior to October 2000, "Yellow Neon Blasts"(TM) had accounted for approximately $1 million of the Company's U.S. sales (the trademark dispute and the preliminary injunction do not include the E-A-Rsoft(TM) "Yellow Neons"(TM) solidly colored earplugs or any other Company products). In December, 2000 the Company reached a non-cash settlement with Moldex-Metric, Inc. whereby the "Yellow Neon Blasts"(TM) would be taken off the market in the U.S. and Canada. In the opinion of management, this will not have a material impact on operations.

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

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

       NET SALES BY BUSINESS SEGMENT (DOLLARS IN THOUSANDS):


                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------
                                                  (unaudited)       (unaudited)

               Safety Products                    $   49,123         $   51,674
               Safety Prescription Eyewear             8,941              9,028
               Specialty Composites                   10,205             11,492
                                                  ----------         ----------
               TOTAL                              $   68,269         $   72,194
                                                  ==========         ==========

       Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $1.1 million for the three months ended December 31, 2000 and 1999. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

       EBITDA BY BUSINESS SEGMENT AND RECONCILIATION TO INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31
                                                  ---------------------------
                                                      2000            1999
                                                  -----------      ----------
                                                  (unaudited)      (unaudited)

          Safety Products                         $    6,559       $    9,985
          Safety Prescription Eyewear                     --              540
          Specialty Composites                           598            1,035
          Reconciling Items                              502             (459)
                                                  ----------       ----------
          Total EBITDA                                 7,659           11,101

          Depreciation                                 2,529            2,440
          Amortization                                 1,655            1,725
          Non-operating Costs                             (6)              15
          Interest                                     5,801            5,947
                                                  ----------       ----------
          Income (loss) before provision for
           income taxes                           $   (2,320)      $      974
                                                  ==========       ==========

       EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


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

                          2000 COMPARED TO 1999 RESULTS
                         THREE MONTHS ENDED DECEMBER 31
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended            Three Months Ended          Change - Favorable
                                           ---------------------------   --------------------------       (Unfavorable)
                                           December 31,     Percent of   December 31,    Percent of    ---------------------
                                              2000          Net Sales       1999         Net Sales      Amount       Percent
                                           -----------      ---------    ------------    ----------    ---------     -------
Net Sales
   Safety Products                         $  49,123            72.0      $   51,674          71.6      $ (2,551)       (4.9)
   Safety Prescription Eyewear                 8,941            13.1           9,028          12.5           (87)       (1.0)
   Specialty Composites                       10,205            14.9          11,492          15.9        (1,287)      (11.2)
                                           ---------         -------      ----------       -------      ---------
     Total net sales                          68,269           100.0          72,194         100.0        (3,925)       (5.4)
Cost of Sales                                 37,753            55.3          38,648          53.5           895         2.3
                                           ---------         -------      ----------       -------      --------
   Gross profit                               30,516            44.7          33,546          46.5        (3,030)       (9.0)
Operating Expenses-
   Selling and administrative                 23,887            35.0          23,608          32.7          (279)       (1.2)
   Research and technical services             1,484             2.2           1,327           1.8          (157)      (11.8)
   Amortization of intangibles                 1,655             2.4           1,725           2.4            70         4.1
   Other (income) charges, net                     9              --             (35)          --             44          --
                                           ---------         -------       ---------       -------      --------      ------
   Operating income                            3,481             5.1           6,921           9.6        (3,440)      (49.7)
Interest expense, net                          5,801             8.5           5,947           8.2           146         2.5
                                           ---------         -------       ---------       -------      --------      ------
  Income (loss) before provision for
  income  taxes                               (2,320)           (3.4)            974           1.3        (3,294)         --
Provision for income
   taxes                                          67             0.1             301           0.4           234        77.7
                                           ---------         -------       ---------       -------      --------
Net income (loss)                             (2,387)           (3.5)            673           0.9        (3,060)         --
Preferred stock dividend accrued               2,829             4.1           2,492           3.5          (337)      (13.5)
                                           ---------         -------       ---------       -------      --------
Net loss applicable to
  common shareholders                      $  (5,216)           (7.6)      $  (1,819)         (2.5)     $ (3,397)         --
                                           =========         =======       =========       =======      ========
Basic and diluted net loss per
  common share                             $  (51.09)                      $  (17.74)                   $ (33.35)         --
                                           =========                       =========                    ========
EBITDA                                     $   7,659            11.2       $  11,101          15.4      $ (3,442)      (31.0)
                                           =========         =======       =========       =======      ========

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Net Sales. Net sales in the three months ended December 31, 2000 decreased 5.4% to $68.3 million from $72.2 million in the three months ended December 31, 1999. The change in sales was primarily driven by a stronger US dollar relative to European currencies and to a lesser extent by the slowing economy in North America. The Safety Products segment net sales in the three months ended December 31, 2000 decreased 4.9% to $49.1 million from $51.7 million in the three months ended December 31, 1999. This decrease was driven by a combination of a low Euro and a softening North American economy. The strength of the US dollar relative to global currencies had the impact of reducing sales by approximately $3.1 million. On a constant currency basis sales were up $0.5 million or 1.1% as compared to the previous year. The Safety Prescription Eyewear segment net sales in the three months ended December 31, 2000 decreased 1.0% to $8.9 million from $9.0 million in the three months ended December 31, 1999. Specialty Composites' net sales in the three months ended December 31, 2000 decreased 11.2% to $10.2 million from $11.5 million in the three months ended December 31, 1999. The decrease was primarily driven by a 41% volume decline in the truck market as manufacturers adjusted production levels due to excess inventories of new and used trucks.

Gross Profit. Gross Profit in the three months ended December 31, 2000 decreased 9.0% to $30.5 million from $33.5 million in the three months ended December 31, 1999. Gross Profit as a percentage of net sales in the three months ended December 31, 2000 decreased to 44.7% as compared to 46.5% in the three months ended December 31, 1999. The decline in the Gross Profit percentage of net sales is primarily due to a combination of lower production volumes, the strength of the US dollar relative to European currencies, and unfavorable product mix. Production levels were lower due to lower sales volume and a lower increase in inventory levels during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The inventory increased by $0.7 million during the three months ended December 31, 2000 as compared to an inventory increase of $4.7 million during the three months ended December 31, 1999. The higher inventory build of a year ago was a result of the Company's Y2K plan to prepare for potential inventory shortages subsequent to January 1, 2000. The lower Euro creates an unfavorable impact on gross margins since it depresses revenue while having a limited impact on manufacturing costs. The average exchange rate used for the euro in preparing the condensed consolidated financial statements for the three months ended December 31, 2000 and 1999 was
0.8678 and 1.0443, respectively. In addition, Gross Profit declined due to an unfavorable mix of sales driven primarily by the mix of products sold in the Classic(R) and Lexa(R) eyewear product platforms.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended December 31, 2000 increased 1.2% to $23.9 million from $23.6 million in the three months ended December 31, 1999. Selling and administrative expenses as a percentage of net sales in the three months ended December 31, 2000 increased to 35.0% of net sales as compared to 32.7% of net sales in the three months ended December 31, 1999. The Company increased spending in selling and marketing in an effort to increase awareness of the Company's brand names.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended December 31, 2000 increased 11.8% to $1.5 million from $1.3 million in the three months ended December 31, 1999. The increase is attributed to additional focus in the design and development of new products and technologies.

Operating Income. Operating income decreased 49.7% to $3.5 million in the three months ended December 31, 2000 from $6.9 million in the three months ended December 31, 1999. Operating income as a percentage of net sales in the three months ended December 31, 2000 decreased to 5.1% as compared to 9.6% in the three months ended December 31, 1999.

Interest Expense, Net. Interest expense, net in the three months ended December 31, 2000 decreased 2.5% to $5.8 million from $5.9 million in the three months ended December 31, 1999. The reduction in interest expense was due to a reduction in average borrowings partially offset by an increase in the weighted average interest rates in effect for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

Provision For Income Taxes. The provision for income taxes decreased 77.7% to $0.1 million in the three months ended December 31, 2000 from $0.3 million in the three months ended December 31, 1999. In the results for the three months ended December 31, 2000, the Company's foreign subsidiaries had taxable income in their foreign jurisdictions, but the domestic subsidiaries had a net operating loss. Although the domestic subsidiaries have a loss carryforward for income tax purposes, during the three months ended December 31, 2000 the Company had not recognized any of the tax benefits that will occur in future periods if there is taxable income.

Net Income (Loss). For the three months ended December 31, 2000 the Company had a net loss of $2.4 million as compared to net income of $0.7 million for the three months ended December 31, 1999.

EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with accounting principles generally accepted in the United States as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA CALCULATION
                         THREE MONTHS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                           Three Months Ended                Change
                                               December 31,          Favorable (Unfavorable)
                                         ----------------------      -----------------------
                                           2000          1999          Amount       Percent
                                         --------     ---------      ---------      --------
Operating Income                         $  3,481     $   6,921      $ (3,440)      (49.7%)
Add Backs:
    Depreciation                            2,529         2,440            89         3.6%
    Amortization of intangibles             1,655         1,725           (70)       (4.1%)
    Non-operating costs, net                   (6)           15           (21)         --
                                         --------     ---------      ---------

EBITDA                                   $  7,659     $  11,101      $ (3,442)      (31.0%)
                                         ========     =========      =========



EBITDA for the three months ended December 31, 2000 decreased 31.0% to $7.7 million from $11.1 million for the three months ended December 31, 1999. EBITDA as a percentage of net sales in the three months ended December 31, 2000 was 11.2% as compared to 15.4% in the three months ended December 31, 1999. The decline in the Gross Profit percentage of net sales is primarily due to a combination of lower production volumes, the strength of the US dollar relative to European currencies, and unfavorable product mix.

EFFECTS OF CHANGES IN EXCHANGE RATES

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company due to an extensive cost base denominated in Krona. An increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts, and other hedging instruments, to mitigate the effects of changes in foreign currency rates on profitability.

EFFECTS OF INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies aggregating $140.0 million at inception (the Term Loans) and (ii) a Revolving Credit Facility providing for up to $25.0 million (the Senior Bank Facilities), for general corporate purposes and, as to $33.0 million thereof, to finance permitted acquisitions. On December 14, 2000, the Senior Bank Facilities were amended to increase the amount available to finance acquisitions from $15 million to $33 million and to modify certain financial covenants for periods ending on and after December 31, 2000. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2000.

Maturities under the Company's Term Loans are: $14.8 million for the remainder of fiscal 2001, $32.9 million in fiscal 2002, and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. TheCompany's revolver and Term Loans A mature in May, 2002, and the Term Loans B mature in May, 2003.

The Company's net cash provided by operating activities for the three months ended December 31, 2000 totaled $3.4 million as compared to $5.4 million for the three months ended December 31, 1999. The decrease of $1.9 million was due primarily to a $3.1 million decrease in Net Income, a $0.2 million decrease due to amortization of deferred financing costs, partially offset by a favorable change of $1.3 million in the Company's net changes in assets and liabilities. The Company's net changes in assets and liabilities was primarily driven by a decrease in the change in receivables of $0.4 million, a decrease in the change in inventories of $2.3 million, partially offset by an increase in the change in accounts payable and other liabilities of $0.4 million, as well as a $1.0 million increase in the net change in other assets and liabilities. The $1.0 million increase in other assets and liabilities is primarily related to an increase in prepaid/deferred charges.

Net cash used by investing activities was $1.6 million for the three months ended December 31, 2000 as compared to $5.5 million for the three months ended December 31, 1999. The decrease of $3.9 million in net cash used by investing activities is primarily attributed to the acquisition of Ontario based Norhammer Limited for $3.6 million in October 1999 and a decrease of $0.3 million in capital expenditures for the three months ended December 31,1999.

Net cash used by financing activities for the three months ended December 31, 2000 was $0.7 million compared with net cash provided by financing activities for the three months ended December 31, 1999 of $1.5 million. The decrease of $2.2 million consisted of $1.5 million of net repayments of the revolving credit facility and an increase of $0.8 million for the repayment of term loans.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company expects that sales and profitability over the remainder of fiscal year 2001 will be adversely affected by the strength of the U.S. Dollar relative to the Euro. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions. It is also anticipated that over the next several years the level of debt service and the requirements placed on the Company through the related financial covenants under the Company's Senior Bank Facilities will require that the Company amend its credit agreement with its syndicate of lenders, or otherwise change its capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to change in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate the impact of changes in foreign currencies and interest rates. All derivatives are for purposes other than trading. The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on October 1, 2000. The Company has formally documented its hedging relationships, including identification of hedging instruments and the hedge items, as well as its risk management objectives.

FOREIGN CURRENCY RISK

The Company's results of operations are subject to risk associated with operating in foreign countries, including fluctuations in currency exchange rates. With a large portion of product sold in Europe produced in the United States and Sweden, a decline in the dollar or krona can have a negative impact on the profitability of the Company. The Company executes two hedging programs; one for transaction exposures, and the other for cash flow impact on European operations. The Company has utilized forward contracts for transaction and cash flow exposures. During the quarter ended December 31, 2000 net transaction losses were $0.1 million, while cash flow hedges were a gain of $0.1 million. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and German Marks
(DM).

  The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.3 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of foreign currency forward contracts designated as cash flow hedges. The Company recorded an additional $1.1 million of derivative liability at December 31, 2000 to recognize the change in fair value of foreign currency forward contracts outstanding. The foreign currency forward contracts will expire over the next 9 months.

INTEREST RATES

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate swaps to reduce the impact of potential increased interest rates on its floating debt. On February 28, 2000, the Company unwound its zero premium collar by rolling unrealized gains into a new interest rate swap that matched the notional amounts of the credit agreement by each loan currency. The new interest rate swaps will expire August 31, 2001. The Company is of the opinion that it is well positioned to manage interest rate increases and the related impact on the Company's financial statements through these efforts. During the quarter ended December 31, 2000, the Company incurred an additional $16,000 of interest expense as a result of the interest rate swaps.

The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.1 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of interest rate swap agreements designated as cash flow hedges. The Company recorded an additional $0.2 million of derivative liability at December 31, 2000 to recognize the change in fair value of the interest rate swap agreements.


COMMODITY RISK

The Company is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. The Company is also exposed to market risks for electricity, fuel oil and natural gas consumed in its operations. Items with potential impact are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from Far East sources where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risk.

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

As part of a trademark dispute with Moldex-Metric, Inc. involving the Company's "Yellow Neon Blasts"(TM) polyurethane earplugs, a federal district court in Southern California issued a preliminary injunction in October, 2000 that required the Company to immediately withdraw the current version of "Yellow Neon Blasts"(TM) polyurethane earplugs from the U.S. market, and to also advise its distributors to withdraw this product from the market, until the trademark issue could be resolved. In accordance with this ruling, the Company ceased manufacturing and distributing "Yellow Neon Blasts"(TM). The Company appealed the preliminary injunction and the court granted a stay of the injunction pending appeal to the Ninth Circuit. "Yellow Neon Blasts"(TM) was introduced approximately one year ago as part of the Company's new line of polyurethane earplugs called E-A-Rsoft(TM). Over the twelve months prior to October 2000, "Yellow Neon Blasts"(TM) had accounted for approximately $1 million of the Company's U.S. sales (the trademark dispute and the preliminary injunction do not include the E-A-Rsoft(TM) "Yellow Neons"(TM) solidly colored earplugs or any other Company products). In December, 2000 the Company reached a non-cash settlement with Moldex-Metric, Inc. whereby the "Yellow Neon Blasts"(TM) would be taken off the market in the U.S. and Canada. In the opinion of management, this will not have a material impact on operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                        None

         (b)      Reports on Form 8-K

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

Date: February 13, 2001                AEARO CORPORATION


                                       /s/ Jeffrey S. Kulka
                                       -----------------------------------------
                                       Jeffrey S. Kulka
                                       Vice President, Finance, Treasurer, and
                                       Secretary (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX


EXHIBITS                            DESCRIPTION
--------                            -----------

None.


*Filed herewith.