Form 10-Q
period 2001-03-31
AEARO CORP
filed 2001-05-15
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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

                              --------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ______ No

        The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 10, 2001 was 102,087.5

                                AEARO CORPORATION
                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

PART I.                    FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
           MARCH 31, 2001(UNAUDITED) AND SEPTEMBER 30, 2000                3-4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED) FOR THE THREE MONTH AND SIX MONTH PERIODS
           ENDED MARCH 31, 2001 AND 2000                                    5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED) FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND          6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)                                                      7-12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13-20


ITEM 3.    QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK                                   21-22


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  23

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                          23

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    23

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                23

ITEM 5.    OTHER INFORMATION                                                  23

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   23

SIGNATURE PAGE

                                     PART I

Item 1.  Financial Statements
                                AEARO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS--ASSETS

                             (DOLLARS IN THOUSANDS)




                                                   March 31,    September 30,
                                                      2001          2000
                                                   ---------      ---------
                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $  2,833       $  3,495
   Accounts receivable (net of reserve
     for doubtful accounts of $ 798
     and $1,354 respectively)                         42,196         44,342
   Inventories                                        36,283         34,310
   Deferred and prepaid expenses                       3,067          2,623
                                                    --------       --------

         Total current assets                         84,379         84,770
                                                    --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                    51,878         53,163

INTANGIBLE ASSETS, NET                               120,785        126,242

OTHER ASSETS                                           2,248          2,691
                                                    --------       --------


         Total assets                               $259,290       $266,866
                                                    ========       ========



















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                AEARO CORPORATION

   CONDENSED CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                            March 31,  September 30,
                                                              2001          2000
                                                           ----------   ----------
                                                          (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                        $  21,186    $  19,313
   Accounts payable and accrued liabilities                    37,333       39,427
   Accrued interest                                             3,380        3,423
   U.S. and foreign income taxes                                5,543        5,375
                                                            ---------    ---------

         Total current liabilities                             67,442       67,538
                                                            ---------    ---------

LONG-TERM DEBT                                                176,465      180,506

DEFERRED INCOME TAXES                                             403          507

OTHER LIABILITIES                                               2,421        2,466
                                                            ---------    ---------

         Total liabilities                                  $ 246,731    $ 251,017
                                                            ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
   (Redemption value of $92,923 and $87,237, respectively)
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                       --           --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--102,088 and 102,088 at
     March 31, 2001 and September 30, 2000, respectively            1            1
   Additional paid-in capital                                  32,353       32,213
   Retained earnings (deficit)                                     34         (614)
   Accumulated other comprehensive loss                       (19,829)     (15,751)
                                                            ---------    ---------

         Total stockholders' equity                            12,559       15,849
                                                            ---------    ---------

         Total liabilities and stockholders' equity         $ 259,290    $ 266,866
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

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   (Unaudited)

                                                    For the                  For the
                                               Three Months Ended       Six Months Ended
                                                    March 31,               March 31,
                                              --------------------    ----------------------
                                                2001       2000         2001         2000
                                              --------   ---------    ---------    ---------

NET SALES                                     $ 73,938   $  77,430    $ 142,207    $ 149,624

COST OF SALES                                   39,316      41,431       77,069       80,079
                                              --------   ---------    ---------    ---------

         Gross profit                           34,622      35,999       65,138       69,545

SELLING AND ADMINISTRATIVE                      21,610      23,350       45,497       46,958

RESEARCH AND TECHNICAL SERVICES                  1,365       1,391        2,849        2,718

AMORTIZATION OF INTANGIBLES                      1,634       1,766        3,289        3,491

OTHER CHARGES (INCOME), NET                        514        (374)         523         (409)
                                              --------   ---------    ---------    ---------

         Operating income                        9,499       9,866       12,980       16,787

INTEREST EXPENSE, NET                            5,880       6,212       11,681       12,159
                                              --------   ---------    ---------    ---------

         Income before provision for income
         taxes                                   3,619       3,654        1,299        4,628

PROVISION FOR INCOME TAXES                         584       1,113          651        1,414
                                              --------   ---------    ---------    ---------

         Net income                              3,035       2,541          648        3,214

PREFERRED STOCK DIVIDEND ACCRUED                 2,857       2,544        5,686        5,036
                                              --------   ---------    ---------    ---------

         Net Income (Loss) applicable to
         Common Shareholders                  $    178   $      (3)   $  (5,038)   $  (1,822)
                                              ========   =========    =========    =========


AVERAGE COMMON AND DILUTED COMMON SHARES
OUTSTANDING                                    102,088     101,895      102,088      102,218
                                              ========   =========    =========    =========

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE                              $   1.74   $   (0.03)   $  (49.35)   $  (17.82)
                                              ========   =========    =========    =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                                          March 31,
                                                                                   ---------------------
                                                                                   --------    ---------
                                                                                     2001         2000
                                                                                   --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    648    $  3,214
   Adjustments to reconcile net income to cash provided by operating activities-
     Depreciation                                                                     5,121       4,863
     Amortization of intangible assets and deferred financing costs                   4,009       4,446
     Deferred income taxes                                                              (85)        (11)
     Other, net                                                                          22          37
     Changes in assets and liabilities-
       Accounts receivable                                                            1,389      (2,431)
       Inventories                                                                   (2,530)     (1,741)
       Accounts payable and accrued liabilities                                      (1,699)       (779)
       Other, net                                                                      (449)       (904)
                                                                                   --------    --------

              Net cash provided by operating activities                               6,426       6,694
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                        (4,439)     (4,778)
   Cash paid for Norhammer                                                             --        (3,620)
   Proceeds provided by disposals of property, plant and equipment                       36          10
                                                                                   --------    --------

              Net cash used by investing activities                                  (4,403)     (8,388)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                       7,500      10,250
   Repayment of term loans                                                           (8,895)     (7,210)
   Repayment of external long-term debt                                                  (5)       (161)
   (Repurchase) of common stock, net                                                   --          (286)
   Increase in shareholder notes, net                                                   139        (226)
                                                                                   --------    --------

              Net cash provided (used) by financing activities                       (1,261)      2,367
                                                                                   --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (1,424)     (1,466)
                                                                                   --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (662)       (793)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,495       4,050
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  2,833    $  3,257
                                                                                   ========    ========

CASH PAID FOR:
   Interest                                                                        $ 11,040    $ 11,060
                                                                                   ========    ========
   Income taxes                                                                    $  1,001    $    845
                                                                                   ========    ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                Aearo Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

 (3)   SIGNIFICANT ACCOUNTING POLICIES

       Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Reclassifications. Certain amounts included in the prior period financial statements may have been reclassified to conform to the current period presentation. The reclassifications have no impact on net income previously reported.

       Revenue Recognition. The Company recognizes revenue upon shipment of its products to customers, at which time title of ownership transfers to the buyer.

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

       Intangible Assets. Intangible assets consist primarily of the goodwill, patents, and trademarks purchased in business acquisitions. Intangible assets are amortized over their estimated useful lives.

       Income (Loss) per Common Share. Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income
       (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. As of March 31, 2001 and 2000, there were 12,189 and 9,883 options outstanding, respectively. The stock options were not dilutive and were not included in the diluted income (loss) per share calculation for the three and six months ended March 31, 2001 and 2000. Basic and diluted income (loss) per common share for the three and six months ended March 31, 2001 and 2000, were equal; therefore, no reconciliation between basic and diluted income (loss) per share is required.

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

       The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. The Company has foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge their variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward currency contracts or when related interest payments affect earnings for interest rate swaps. As a result of the foreign currency forward contracts and the interest rate swap agreements, the Company has recorded a derivative liability of $0.7 million at March 31, 2001. All forward contracts and swap agreements will expire over the next 6 months.

       During the three month period ending March 31, 2001 the Company reclassified into earnings a net loss of approximately $321,000 resulting from the exercise of foreign currency contracts and a net loss of $7,000 resulting from interest rate swap settlements. All foreign currency contracts and interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

       The Company also executes foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $297,000 for the quarter ended March 31, 2001.

(4)    COMPREHENSIVE INCOME

       Comprehensive income consisted of the following (dollars in thousands):

                                       Three Months Ended    Six Months Ended
                                           March 31,            March 31,

                                         2001      2000       2001       2000
                                       -------    -------    -------    --------

Net income                             $ 3,035    $ 2,541    $   648    $ 3,214

    Foreign currency translation
       Adjustment                       (5,089)      (886)    (3,395)    (3,686)
    Unrealized gain (loss) on
       derivative instruments            1,018       --         (683)      --
                                       -------    -------    -------    -------


Comprehensive income (loss)            $(1,034)   $ 1,655    $(3,430)   $  (472)
                                       =======    =======    =======    =======


(5)    INVENTORIES

       Inventories consisted of the following (dollars in thousands):

                                    March 31,              September 30,
                                      2001                     2000
                                 --------------           --------------

                                    (unaudited)

Raw materials                    $        8,466           $        8,246
Work in process                           8,057                    7,662
Finished goods                           19,760                   18,402
                                 --------------           --------------

                                 $       36,283           $       34,310
                                 ==============           ==============

       Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

 (6)   DEBT

       The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies (Term Loans) and (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $25.0 million of revolving loans, a portion of which is to be used for general corporate purposes, and as to $15.0 million thereof, to finance permitted acquisitions (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. On December 14, 2000, the Senior Bank Facilities were amended to increase the amount available to finance acquisitions from $15.0 million to $33.0 million and to modify certain financial covenants for periods ending on and after December 31, 2000. Aearo Company was in compliance with all financial covenants and restrictions at March 31, 2001. The amounts outstanding on the term loans and the revolving credit facility at March 31, 2001 were approximately $77.4 million and $17.5 million, respectively.

(7)    COMMITMENTS AND CONTINGENCIES

       Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

       Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims however, management intends to continue the annual payment of $400,000 to Cabot. The Company may be responsible for claims alleged to arise out of the use of respirators manufactured by the Company as well as products purchased for resale. The Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) division that are not covered by the agreement with Cabot.

       At March 31, 2001 the Company has reserved approximately $4.6 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is re-evaluated periodically and additional charges to operations may result as additional information becomes available. Consistent with the general environment being experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos related litigation could affect the Company's cost over time.
       However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement, and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.

(8)  SEGMENT REPORTING


       The  Company  manufactures  and sells  products  under  the brand  names:
       AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.


      Net Sales to External Customers by Business Segment (Dollars in thousands)

                                      Three Months Ended     Six Months Ended
                                          March 31,               March 31,

                                       2001       2000        2001        2000
                                      -------    -------    --------    --------
Safety Products                       $53,010    $54,335    $102,133    $106,009
Safety Prescription Eyewear            10,701     10,766      19,642      19,794
Specialty Composites                   10,227     12,329      20,432      23,821
                                      -------    -------    --------    --------
Total                                 $73,938    $77,430    $142,207    $149,624
                                      =======    =======    ========    ========


Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $0.9 million and $0.7 million for the three months ended March 31, 2001 and 2000, respectively. Intersegment sales totaled $1.9 million and $1.6 million for the six months ended March 31, 2001 and 2000, respectively. The intersegment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

EBITDA by Business Segment and reconciliation to Income before provision for income taxes (Dollars in thousands)

                                    Three Months Ended        Six Months Ended
                                        March 31,               March 31,

                                     2001        2000        2001        2000
                                   --------    --------    --------    --------
Safety Products                    $ 11,027    $ 11,439    $ 17,586    $ 21,424
Safety Prescription Eyewear           1,074       1,388       1,074       1,928
Specialty Composites                    616       1,137       1,214       2,172
Reconciling items                       903           5       1,405        (454)
                                   --------    --------    --------    --------
Total EBITDA                         13,620      13,969      21,279      25,070

Depreciation                          2,591       2,423       5,121       4,863
Amortization                          1,634       1,766       3,289       3,491
Non-operating Costs                    (104)        (86)       (111)        (71)
Interest                              5,880       6,212      11,681      12,159
                                   --------    --------    --------    --------
Income before tax provision        $  3,619    $  3,654    $  1,299    $  4,628
                                   ========    ========    ========    ========

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

Results of  Operations  -- Three Months  Ended March 31, 2001  Compared to Three
                          Months Ended March 31, 2000

                                    Unaudited
                (Dollars in Thousands, Except Per Share Amounts)


                                                   Three Months Ended March 31,           Change - Favorable
                                                   ----------------------------           ------------------
                                                                                              (Unfavorable)
                                              2001         %          2000         %        Amount      Percent
Net Sales                                  ----------   -------   ----------    -------   ----------    -------
   Safety Products                         $   53,010     71.7%   $   54,335      70.2%    $  (1,325)      (2.4)
   Safety Prescription Eyewear                 10,701     14.5        10,766      13.9           (65)      (0.6)
   Specialty Composites                        10,227     13.8        12,329      15.9        (2,102)     (17.0)
                                           ----------   -------   ----------    -------   ----------
     Total net sales                           73,938    100.0        77,430     100.0        (3,492)      (4.5)
Cost of Sales                                  39,316     53.2        41,431      53.5         2,115        5.1
                                           ----------   -------   ----------    -------    ---------
   Gross profit                                34,622     46.8        35,999      46.5        (1,377)      (3.8)
Operating Expenses-
   Selling and administrative                  21,610     29.2        23,350      30.2         1,740        7.5
   Research and technical services              1,365      1.8         1,391       1.8            26        1.9
   Amortization of intangibles                  1,634      2.2         1,766       2.3           132        7.5
   Other charges (income), net                    514      0.7          (374)     (0.5)         (888)       --
                                           ----------   -------   ----------    -------   ----------
     Operating income                           9,499     12.8         9,866      12.7          (367)      (3.7)
Interest expense, net                           5,880      8.0         6,212       8.0           332        5.3
                                           ----------   -------   ----------    -------   ----------
   Income before provision for income
   taxes                                        3,619      4.9         3,654       4.7           (35)      (1.0)
Provision for income
   taxes                                          584      0.8         1,113       1.4           529       47.5
                                           ----------   -------   ----------    -------    ---------
Net income                                      3,035      4.1         2,541       3.3           494       19.4
Preferred stock dividend accrued                2,857      3.9         2,544       3.3          (313)     (12.3)
                                           ----------   -------   ----------    -------   ----------
Income (loss) applicable to common
shareholders                               $      178      0.2    $       (3)      --      $     181       --
                                           ==========   =======   ==========    =======   ==========
Income (loss) per common share             $     1.74      --     $    (0.03)      --      $    1.77       --
                                           ==========             ==========              ==========
EBITDA                                     $   13,620     18.4%   $   13,969      18.0%    $    (349)      (2.5)
                                           ==========   =======   ==========    =======   ==========


Net Sales. Net sales in the three months ended March 31, 2001 decreased 4.5% to $73.9 million from $77.4 million in the three months ended March 31, 2000. The change in sales was primarily driven by a stronger US dollar relative to global currencies and to a lesser extent by the slowing economy in North America. Safety Products net sales in the three months ended March 31, 2001 decreased 2.4% to $53.0 million from $54.3 million in the three months ended March 31, 2000. The strength of the US dollar relative to global currencies had the impact of reducing sales by approximately $1.5 million. On a constant currency basis sales were up $0.2 million, or 0.4%, as compared to the three months ended March 31, 2000. The Safety Prescription Eyewear segment net sales in the three months ended March 31, 2001 decreased 0.6% to $10.7 million from $10.8 million in the three months ended March 31, 2000. Specialty Composites' net sales in the three months ended March 31, 2001 decreased 17.0% to $10.2 million from $12.3 million in the three months ended March 31, 2000. The decrease was primarily driven by a 30% volume decline in sales to the truck market as manufacturers adjusted production levels due to excess inventories of new and used trucks.


Gross Profit. Gross profit in the three months ended March 31, 2001 decreased 3.8% to $34.6 million from $36.0 million in the three months ended March 31, 2000. Gross profit as a percentage of net sales in the three months ended March 31, 2001 improved to 46.8% as compared to 46.5% in the three months ended March 31, 2000. This improvement in the gross profit percentage of net sales is primarily due to increased productivity in the manufacturing plants that was strong enough to offset the negative impact of changes in foreign exchange rates. The strong US dollar relative to European currencies negatively affects gross profit since it depresses revenue while having a limited impact on manufacturing costs. The average exchange rate used for the Euro in preparing the condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 was 0.936 and 0.981, respectively.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended March 31, 2001 decreased 7.5% to $21.6 million from $23.4 million in the three months ended March 31, 2000. Selling and administrative expenses as a percentage of net sales in the three months ended March 31, 2001 decreased to 29.2% as compared to 30.2% in the three months ended March 31, 2000. The decrease is primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy.

Amortization of Intangibles. Amortization expense in the three months ended March 31, 2001 decreased 7.5% to $1.6 million from $1.8 million in the three months ended March 31, 2000.

Other Charges (Income), Net. Other charges (income), net was expense of $0.5 million for the three months ended March 31, 2001 as compared to income of $0.4 million for the three months ended March 31, 2000. This change was primarily a result of net foreign currency transaction losses in the three months ended March 31, 2001 as compared to net foreign currency transaction gains in the three months ended March 31, 2000.


Operating Income. Operating income decreased 3.7% to $9.5 million in the three months ended March 31, 2001 from $9.9 million in the three months ended March 31, 2000. Operating income as a percentage of net sales improved to 12.8% in the three months ended March 31, 2001 as compared to 12.7% in the three months ended March 31, 2000.


Interest Expense, Net. Interest expense, net in the three months ended March 31, 2001 decreased 5.3% to $5.9 million from $6.2 million in the three months ended March 31, 2000. The reduction in interest expense was due to a reduction in average borrowings partially offset by an increase in the weighted average interest rates in effect for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Provision For Income Taxes. The provision for income taxes in the three months ended March 31, 2001 was $0.6 million compared to $1.1 million in the three months ended March 31, 2000. The effective tax rate was 16.1% and 30.5% for the three months ended March 31, 2001 and 2000, respectively. The decrease in the effective tax rate reflects a change during the second quarter of 2001 in the relationship of taxable income from foreign subsidiaries to domestic operations.

Net Income. Net income for the three months ended March 31, 2001 increased 19.4% to $3.0 million from $2.5 million for the three months ended March 31, 2000.


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


                               EBITDA Calculation
                                    Unaudited
                             (Dollars in Thousands)

                                    Three Months Ended         Change
                                           March 31,    Favorable (Unfavorable)
                                      2001       2000     Amount    Percent
                                   --------    --------   ------    -------
Operating Income                   $  9,499    $  9,866   $ (367)     (3.7)%
Add Backs:
     Depreciation                     2,591       2,423      168       6.9%
     Amortization of Intangibles      1,634       1,766     (132)     (7.5)%
     Non-operating income, net         (104)        (86)     (18)    (20.9)%
                                   --------    --------   ------    -------
EBITDA                             $ 13,620    $ 13,969   $ (349)     (2.5)%
                                   ========    ========   ======    =======


EBITDA for the three months ended March 31, 2001 was $13.6 million as compared to $14.0 million for the three months ended March 31, 2000. EBITDA as a percentage of net sales in the three months ended March 31, 2001 improved to 18.4% as compared to 18.0% in the three months ended March 31, 2000.

Results of  Operations -- Six Months Ended March 31, 2001 Compared to Six Months
                              Ended March 31, 2000

                                    Unaudited
                (Dollars in Thousands, Except Per Share Amounts)

                                                  Six Months Ended March 31,                  Change - Favorable
                                                 --------------------------                   -----------------
                                                                                                 (Unfavorable)
                                               2001         %            2000         %       Amount         %
Net Sales                                  ----------    -------    -----------    ------    ---------    -------
   Safety Products                         $  102,133       71.8%   $   106,009      70.9%   $  (3,876)     (3.7)%
   Safety Prescription Eyewear                 19,642       13.8         19,794      13.2         (152)     (0.8)
   Specialty Composites                        20,432       14.4         23,821      15.9       (3,389)    (14.2)
                                           ----------    -------    -----------    ------    ---------
     Total net sales                          142,207      100.0        149,624     100.0       (7,417)     (5.0)
Cost of Sales                                  77,069       54.2         80,079      53.5        3,010       3.8
                                           ----------    -------    -----------    ------    ---------
   Gross profit                                65,138       45.8         69,545      46.5       (4,407)     (6.3)
Operating Expenses-
   Selling and administrative                  45,497       32.0         46,958      31.4        1,461       3.1
   Research and technical services              2,849        2.0          2,718       1.8         (131)     (4.8)
   Amortization of intangibles                  3,289        2.3          3,491       2.3          202       5.8
   Other charges (income), net                    523        0.4           (409)     (0.3)        (932)       --
                                           ----------    -------    -----------    ------    ---------
     Operating income                          12,980        9.1         16,787      11.2       (3,807)    (22.7)
Interest expense, net                          11,681        8.2         12,159       8.1          478       3.9
                                           ----------    -------    -----------    ------    ---------
  Income before provision
  for income  taxes                             1,299        0.9          4,628       3.1       (3,329)    (71.9)
Provision for income
   taxes                                          651        0.5          1,414       0.9          763      54.0
                                           ----------    -------    -----------    ------    ---------
Net income                                        648        0.5          3,214       2.1       (2,566)    (79.8)
Preferred stock dividend accrued                5,686        4.0          5,036       3.4         (650)    (12.9)
                                           ----------    -------    -----------    ------    ---------
Loss applicable to common  shareholders
                                           $   (5,038)      (3.5)   $    (1,822)     (1.2)   $  (3,216)       --
                                           ==========    =======    ===========    ======    =========
Loss per common share                      $   (49.35)      --      $    (17.82)      --     $  (31.53)       --
                                           ==========               ===========              =========
EBITDA                                     $   21,279       15.0%   $    25,070      16.8%   $  (3,791)    (15.1)%
                                           ==========    =======    ===========    =======   =========



Net Sales. Net sales in the six months ended March 31, 2001 decreased 5.0% to $142.2 million from $149.6 million in the six months ended March 31, 2000. The change in sales was primarily driven by a stronger US dollar relative to global currencies and to a lesser extent by the slowing economy in North America. Safety Products net sales in the six months ended March 31, 2001 decreased 3.7% to $102.1 million from $106.0 million in the six months ended March 31, 2000. The strength of the US dollar relative to global currencies had the impact of reducing sales by approximately $4.5 million in the six months ended March 31, 2001, as compared to the six months ended March 31, 2000. On a constant currency basis sales were up $0.2 million, or 0.2%, as compared to the six months ended March 31, 2000. The Safety Prescription Eyewear segment net sales in the six months ended March 31, 2001 decreased 0.8% to $19.6 million from $19.8 million in the six months ended March 31, 2000. Specialty Composites' net sales in the six months ended March 31, 2001 decreased 14.2% to $20.4 million from $23.8 million in the six months ended March 31, 2000. The decrease was primarily driven by a 35% volume decline in sales to the truck market as manufacturers adjusted production levels due to excess inventories of new and used trucks.


Gross Profit. Gross profit in the six months ended March 31, 2001 decreased 6.3% to $65.1 million from $69.5 million in the six months ended March 31, 2000. Gross Profit as a percentage of net sales in the six months ended March 31, 2001 was 45.8% as compared to 46.5% in the six months ended March 31, 2000. The slight decline in the gross profit percentage of net sales is primarily due to the strength of the US dollar relative to European currencies. The lower Euro creates an unfavorable impact on gross margins since it depresses revenue while having a limited impact on manufacturing costs. The average exchange rate used for the Euro in preparing the condensed consolidated financial statements for the six months ended March 31, 2001 and 2000 was 0.9017 and 1.0128, respectively.

Selling and Administrative Expenses. Selling and administrative expenses in the six months ended March 31, 2001 decreased 3.1% to $45.5 million from $47.0 million in the six months ended March 31, 2000. Selling and administrative expenses as a percentage of net sales in the six months ended March 31, 2001 increased to 32.0% of net sales as compared to 31.4% of net sales in the six months ended March 31, 2000. The decrease is primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy.

Research and Technical Service Expenses. Research and technical service expenses in the six months ended March 31, 2001 increased 4.8% to $2.8 million from $2.7 million in the six months ended March 31, 2000. The increase is attributed to additional focus in the design and development of new products and technologies.

Amortization of Intangibles. Amortization expense in the six months ended March 31, 2001 decreased 5.8% to $3.3 million from $3.5 million in the six months ended March 31, 2000.

Other Charges (Income), Net. Other charges (income), net was expense of $0.5 million for the six months ended March 31, 2001 as compared to income of $0.4 million for the six months ended March 31, 2000. This change was primarily a result of net foreign currency transaction losses in the six months ended March 31, 2001 as compared to net foreign currency transaction gains in the six months ended March 31, 2000.


Operating Income. Operating income decreased 22.7% to $13.0 million in the six months ended March 31, 2001 from $16.8 million in the six months ended March 31, 2000. Operating income as a percentage of net sales in the six months ended March 31, 2001 was 9.1% as compared to 11.2% in the six months ended March 31, 2000.


Interest Expense, Net. Interest expense, net in the six months ended March 31, 2001 decreased 3.9% to $11.7 million from $12.2 million in the six months ended March 31, 2000. The reduction in interest expense was due to a reduction in average borrowings partially offset by an increase in the weighted average interest rates in effect for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000.

Provision For Income Taxes The provision for income taxes in the six months ended March 31, 2001 was $0.7 million compared to $1.4 million in the six months ended March 31, 2000. The effective tax rate was 50.1% and 30.6% for the six months ended March 31, 2001 and 2000, respectively. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carryforwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the year-to-date net operating loss in 2001 has been fully offset by a valuation allowance.

Net Income. Net income for the six months ended March 31, 2001 decreased 79.8% to $0.6 million from $3.2 million for the six months ended March 31, 2000.

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

                               EBITDA Calculation
                                    Unaudited
                             (Dollars in Thousands)

                                                 Six Months Ended         Change
                                                      March 31,     Favorable (Unfavorable)
                                               2001        2000       Amount         %
                                            ---------    ---------   ---------    -------
Operating Income                            $  12,980    $  16,787   $  (3,807)    (22.7)%
Add Backs:
     Depreciation                               5,121        4,863         258       5.3
     Amortization of Intangibles                3,289        3,491        (202)     (5.8)
     Non-operating costs (income), net           (111)         (71)        (40)    (56.3)
                                            ---------    ---------   ---------

EBITDA                                      $  21,279    $  25,070   $  (3,791)    (15.1)%
                                            =========    =========   =========


EBITDA for the six months ended March 31, 2001 was $21.3 million as compared to $25.1 million for the six months ended March 31, 2000. EBITDA as a percentage of net sales in the six months ended March 31, 2001 was 15.0% as compared to 16.8% in the six months ended March 31, 2000.

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

Effects of Inflation

For the three most recent fiscal years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

Effects of Economic Conditions


Softening of the North American economy began during the first fiscal quarter of this year. Since that time the overall economic downturn has resulted in many companies announcing layoffs which has also had an impact on overall consumer confidence. The Company sells mainly into the manufacturing sector and, to a lesser extent, the consumer marketplace. The announced layoffs have had a significant impact on the number of employed industrial workers. As a result of this there has been, and it is expected to continue for some time, a slowdown in the market for our products. To address these changes the Company has taken, and expects to continue to take, proactive measures which have included a reduction of workforce, frozen hiring, a reduction of senior managers pay, and a reduction of our planned capital spending and expense budgets.

Liquidity and Capital Resources

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies aggregating $140.0 million at inception (the Term Loans) and (ii) a revolving credit facility providing for up to $25.0 million (the Senior Bank Facilities), for general corporate purposes and, as to $33.0 million thereof, to finance permitted acquisitions. On December 14, 2000, the Senior Bank Facilities were amended to increase the amount available to finance acquisitions from $15.0 million to $33.0 million and to modify certain financial covenants for periods ending on and after December 31, 2000. Aearo Company was in compliance with all financial covenants and restrictions at March 31, 2001.

Maturities under the Company's Term Loans are: $9.9 million for the remainder of fiscal 2001, $32.2 million in fiscal 2002, and $35.3 million in fiscal 2003. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's revolver and Term Loans A mature in May 2002, and the Term Loans B mature in May 2003.

The Company's net cash provided by operating activities for the six months ended March 31, 2001 totaled $6.4 million as compared to $6.7 million for the six months ended March 31, 2000. The decrease was due primarily to a decrease of $2.6 million in net income, offset by an increase of $2.6 million in the Company's net changes in assets and liabilities. The Company's net changes in assets and liabilities were primarily driven by a reduction in receivables during the six months ended March 31, 2001 as compared to an increase in receivables during the six months ended March 31, 2000, somewhat offset by a larger growth in inventory for the six months ended March 31, 2001 as compared to the prior period.

Net cash used by investing activities was $4.4 million for the six months ended March 31, 2001 as compared to $8.4 million for the six months ended March 31, 2000. The decrease in net cash used by investing activities is primarily due to the acquisition of Norhammer in the prior period.

Net cash used by financing activities for the six months ended March 31, 2001 was $1.3 million compared with net cash provided by financing activities for the six months ended March 31, 2000 of $2.4 million. The increase of cash used by financing activities of $3.6 million is primarily attributed to reduced net borrowings from the revolving credit facility of $2.8 million combined with a $1.7 million increase in cash used for the repayment of term loans. Scheduled principal repayments on the Term Loans were $8.9 million and $7.2 million for the six months ended March 31, 2001 and 2000, respectively.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company expects that sales and profitability over the remainder of fiscal 2001 will be adversely affected by the strength of the U.S. Dollar relative to the global currencies. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions. It is also anticipated that over the next several quarters the level of debt service and the requirements placed on the Company through the related financial covenants under the Company's Senior Bank Facilities will require that the Company amend its credit agreement with its syndicate of lenders, or otherwise change its capital structure.

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

Foreign Currency Risk

The Company's results of operations are subject to risk associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures on European operations. The Company has utilized forward contracts for transaction and cash flow exposures. During the three months ended March 31, 2001 net transaction losses were $0.3 million, and cash flow hedges were a loss of $0.3 million. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and German Marks
(DM).

The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.3 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of foreign currency forward contracts designated as cash flow hedges. During the three months ended March 31, 2001 the Company recorded a reduction of $1.3 million to the derivative liability to recognize the change in fair value of foreign currency forward contracts outstanding. As a result of the foreign currency forward contracts the Company has recorded a derivative liability of $0.1 million as of March 31, 2001. The foreign currency forward contracts will expire over the next 6 months.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate swaps to reduce the impact of potential increased interest rates on its floating debt. On February 28, 2000, the Company unwound its zero premium collar by rolling unrealized gains into a new interest rate swap that matched the notional amounts of the credit agreement by each loan currency. The interest rate swaps will expire August 31, 2001. During the quarter ended March 31, 2001, the Company incurred an additional $7,000 of interest expense as a result of the interest rate swaps and expects that the additional interest expense as a result of the interest rate swaps will increase until the maturity of the interest rate swap agreement.

The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.1 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of interest rate swap agreements designated as cash flow hedges. During the three months ended March 31, 2001 the Company recorded an additional $0.3 million of derivative liability to recognize the change in fair value of the interest rate swap agreements. As a result of the interest rate swap agreements the Company has recorded a derivative liability of $0.6 million as of March 31, 2001.

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

                                     PART II

Item 1.  Legal Proceedings

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims however, management intends to continue the annual payment of $400,000 to Cabot. The Company may be responsible for claims alleged to arise out of the use of respirators manufactured by the Company as well as products purchased for resale. The Company may also be responsible for certain claims of acquired companies other than the AO Safety(R) division that are not covered by the agreement with Cabot.


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

Date: May 15, 2001            AEARO CORPORATION

                              /s/ Jeffrey S. Kulka

                              --------------------------------------------------
                              Jeffrey S. Kulka
                              Vice President, Finance, Treasurer, and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBITS                            DESCRIPTION

None


*Filed herewith.