Form 10-Q
period 2001-06-30
AEARO CORP
filed 2001-08-14
CIK 949957

AEARO CORPORATION


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT O 1934


                  For the quarterly period ended June 30, 2001


                         Commission file number 33-96190


                                AEARO CORPORATION
             (Exact name of registrant as specified in its charter)


                            ------------------------


                 Delaware                           13-3840450
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

            5457 West 79th Street                      46268
           Indianapolis, Indiana                     (Zip Code)
    (Address of principal executive offices)

                                 (317) 692-6666
              (Registrant's telephone number, including area code)


                            ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

     The number of share of the registrant's common stock, par value $.01 per share, outstanding as of August 14, 2001 was 102,087.5.

                                AEARO CORPORATION

                                Table of Contents

             Form 10-Q for the Quarterly Period Ended June 30, 2001

PART I.........................................................................3
 Item 1.  Financial Statements.................................................3
   Aearo Corporation...........................................................3
   Condensed Consolidated Balance Sheets -- Assets.............................3
   Condensed Consolidated Balance Sheets --
     Liabilities and Stockholders' Equity......................................4
   Condensed Consolidated Statements of Operations.............................5
   Condensed Consolidated Statements of Cash Flows.............................6
   Notes to Condensed Consolidated Financial Statements........................6
   Notes to Condensed Consolidated Financial Statements........................7
 Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................14
 Item 3. Quantitative and Qualitative Disclosures about Market Risk...........22
PART II.......................................................................24
 Item 1.  Legal Proceedings...................................................24
 Item 2.  Changes in Securities and Use of Proceeds...........................24
 Item 3.  Defaults Upon Senior Securities.....................................24
 Item 4.  Submission of Matters to a Vote of Security-Holders.................24
 Item 5.  Other Information...................................................24
 Item 6.  Exhibits and Reports on Form 8-K....................................24
 Signatures...................................................................25
 Exhibit Index................................................................26

                                     PART I

Item 1.  Financial Statements

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEETS -- ASSETS

                             (Dollars in Thousands)

                                                      June 30,   September 30,
                                                       2001          2000
                                                    ---------      --------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                          $  8,954      $  3,495
  Accounts receivable (net of reserve for doubtful
   accounts of $883 and $1,354 respectively)           42,207        44,342
  Inventories                                          34,690        34,310
  Deferred and prepaid expenses                         3,192         2,623
                                                     --------      --------

    Total current assets                               89,043        84,770
                                                     --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET                     50,239        53,163

INTANGIBLE ASSETS, NET                                118,364       126,242

OTHER ASSETS                                            1,861         2,691
                                                     --------      --------

    Total Assets                                      259,507       266,866
                                                     ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidate financial statements.

                                AEARO CORPORATION


  CONDENSED CONSOLIDATED BALANCE SHEETS -- LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Dollars in Thousands)

                                                           June 30,       September 30,
                                                            2001             2000
                                                          ---------        ---------
                                                         (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                       $   7,978        $  19,313
  Accounts payable and accrued liabilities                   31,370           39,427
  Accrued interest                                            6,064            3,423
  U.S. and foreign income taxes                               5,312            5,375
                                                          ---------        ---------

    Total current liabilities                                50,724           67,538
                                                          ---------        ---------

LONG-TERM DEBT                                              189,459          180,506

DEFERRED INCOME TAXES                                           332              507

OTHER LIABILITIES                                             2,407            2,466
                                                          ---------        ---------

    Total Liabilities                                     $ 242,922        $ 251,017
                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-
 (Redemption value of $95,903 and $87,237, respectively)
  Authorized - 200,000 shares
  Issued and outstanding - 45,000 shares                       --               --
Common stock $.01 par value-
  Authorized -- 200,000 shares
  Issued and outstanding -- 102,088 and 102,088 at
    June 30, 2001 and September 30, 2000, respectively            1                1
Additional paid-in-capital                                   32,386           32,213
Retained earnings (deficit)                                   5,047             (613)
Accumulated other comprehensive loss                        (20,849)         (15,752)
                                                          ---------        ---------

Total stockholders' equity                                   16,585           15,849
                                                          ---------        ---------

Total liabilities and stockholders' equity                $ 259,507        $ 266,866
                                                          =========        =========


              The accompanying notes are an integral part of these
                  condensed consolidate financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (Dollars in Thousands, Except per Share and Share Amounts)
                                   (UNAUDITED)

                                                          For the                     For the
                                                     Three Months Ended         Nine Months Ended
                                                          June 30,                    June 30,

                                                  ---------    ---------       ---------    ---------
                                                      2001        2000             2001        2000
                                                  ---------    ---------       ---------    ---------

NET SALES                                         $  72,043    $  80,158       $ 214,250    $ 229,782

COST OF SALES                                        39,207       42,254         116,276      122,333
                                                  ---------    ---------       ---------    ---------
    Gross Profit                                     32,836       37,904          97,974      107,449

SELLING AND ADMINISTRATIVE                           19,275       24,388          64,772       71,346

RESEARCH AND TECHNICAL SERVICES                       1,138        1,423           3,987        4,141

AMORIZATION OF INTANGIBLES                            1,593        1,684           4,882        5,175

OTHER CHARGES (INCOME), NET                             (87)        (319)            437         (728)
                                                  ---------    ---------       ---------    ---------
    Operating Income                                 10,917       10,728          23,896       27,515

INTEREST EXPENSE, NET                                 5,451        6,140          17,131       18,299
                                                  ---------    ---------       ---------    ---------
    Income before provision for income taxes          5,466        4,588           6,765        9,216

PROVISION FOR INCOME TAXES                              454        1,095           1,105        2,509
                                                  ---------    ---------       ---------    ---------
    Net Income                                        5,012        3,493           5,660        6,707

PREFERRED STOCK DIVIDEND ACCRUED                      2,980        2,626           8,666        7,662
                                                  ---------    ---------       ---------    ---------
    Net Income (Loss) applicable to
    Common Shareholders                           $   2,032    $     867       $  (3,006)   $    (955)
                                                  =========    =========       =========    =========
AVERAGE COMMON AND DILUTED
COMMON SHARES OUTSTANDING                           102,088      102,088         102,088      102,175
                                                  =========    =========       =========    =========
BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE                                  $   19.90    $    8.49       $  (29.45)   $   (9.35)
                                                  =========    =========       =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidate financial statements.

                                AEARO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                                 For the Nine Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                     2001           2000
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITES:
 Net Income                                                       $  5,660       $  6,707
 Adjustments to reconcile net income to cash provided by
 operating activities--
  Depreciation                                                       7,695          7,488
  Amortization of intangible assets and deferred financing cost      5,990          6,607
  Deferred income taxes                                               (150)          (123)
  Other, net                                                           186             56
  Changes in assets and liabilities--
   Accounts receivable                                               1,276         (4,440)
   Inventories                                                      (1,178)        (1,232)
   Accounts payable and accrued liabilities                         (4,809)         2,174
   Other, net                                                         (731)         2,200
                                                                  --------       --------

    Net cash provided by operting activities                        13,939         19,437
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                         (5,804)        (7,155)
 Cash paid for Norhammer                                              --           (3,970)
 Proceeds provided by disposals of property, plant and equipment        36             10
                                                                  --------       --------

    Net cash used by investing activities                           (5,768)       (11,115)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving credit facility, net                       11,750          4,300
 Repayment of term loans                                           (13,301)       (10,635)
 Repayment of external long-term debt                                  (97)          (145)
 Repurchase of common stock, net                                      --             (286)
 Increase (decrease) in shareholders notes, net                        173            (87)
                                                                  --------       --------

    Net cash used by financing activities                           (1,475)        (6,853)
                                                                  --------       --------

EFFECT OF EXCHANGE RATES ON CASH                                    (1,237)        (1,739)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     5,459           (270)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            3,495          4,050
                                                                  --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  8,954       $  3,780
                                                                  ========       ========

CASH PAID FOR:
Interest                                                          $ 13,646       $ 13,844
                                                                  ========       ========
Income Taxes                                                      $  1,557       $  1,709
                                                                  ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidate financial statements.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

 (3)     SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                AEARO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

         Income (Loss) per Common Share. Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income
         (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. As of June 30, 2001 and 2000, there were 12,189 and 9,789 options outstanding, respectively. The stock options were not dilutive and were not included in the diluted income (loss) per share calculation for the three and nine months ended June 30, 2001 and 2000. Basic and diluted income (loss) per common share for the three and nine months ended June 30, 2001 and 2000, were equal; therefore, no reconciliation between basic and diluted income (loss) per share is required.

         Business Combinations, Goodwill and Other Intangibles. In June 2001, the Financial Accounting Standards Board issued two new pronouncements:
         Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on October 1, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

         Shipping and Handling Fees and Costs. In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs". The Company is required to adopt the provisions of EITF 00-10 in the fourth quarter of 2001. EITF 00-10 requires that the Company reclassify amounts billed to customers for shipping and handling costs to revenue and disclose costs related to shipping and handling that are not included in cost of sales. This reclassification will have no effect on income from operations or financial position.

         Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.4 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges.

         The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge their variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward currency contracts or when related interest payments affect earnings for interest rate swaps. As a result of the foreign currency forward contracts and the interest rate swap agreements, the Company has recorded a derivative liability of $70,000 at June 30, 2001. All forward contracts and swap agreements will expire over the next 3 months.

         During  the  three  month  period  ending  June 30,  2001  the  Company reclassified into earnings a net gain of approximately $49,000 resulting from the exercise of foreign currency contracts and a net loss of $259,000 resulting from interest rate swap settlements. All foreign currency contracts and interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

         The Company also executes foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a gain of approximately $31,000 for the quarter ended June 30, 2001.

(4)      COMPREHENSIVE INCOME

         Comprehensive income consisted of the following (dollars in thousands):

                                  Three Months Ended          Nine Months Ended
                                       June 30,                   June 30,
                                  2001      2000              2001       2000
                               -------    -------          -------     -------

Net Income                     $ 5,012    $ 3,493          $ 5,660     $ 6,707

Foreign currency translation
adjustment                      (1,633)    (1,663)          (5,028)     (5,349)
Unrealized gain (loss) on
derivative instruments             613        --               (70)        --
                               -------    -------          -------     -------

Comprehensive income           $ 3,992    $ 1,830          $   562     $ 1,358
                               =======    =======          =======     =======


(5)      INVENTORIES

         Inventories consisted of the following (dollars in thousands):

                                     June 30,         September 30,
                                       2001               2000
                                  ----------------   ----------------
                                    (unaudited)

Raw Materials                             $ 8,169            $ 8,246
Work in process                             8,176              7,662
Finished goods                             18,345             18,402
                                  ----------------   ----------------

                                         $ 34,690           $ 34,310
                                  ================   ================


         Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

(6)      DEBT

         The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British, and German currencies and (ii) a secured revolving credit facility providing for up to $25.0 million of revolving loans, a portion of which is to be used for general corporate purposes, and as to $15.0 million thereof, to finance permitted acquisitions (collectively the Senior Bank Facilities). Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. On December 14, 2000, the Senior Bank Facilities were amended to increase the amount available to finance acquisitions from $15.0 million to $33.0 million and to modify certain financial covenants for periods ending on and after December 31, 2000. The amounts outstanding on the term loans and the revolving credit facility at June 30, 2001 were approximately $75.7 million and $21.8 million, respectively.

         On July 13, 2001, the Company amended and restated its credit agreement that provides for secured borrowings from a syndicate of lenders consisting of (i) a secured term loan facility consisting of $100 million, (ii) a revolving credit facility for up to $30 million and
         (iii) a UK Overdraft Facility of up to an equivalent of $5 million in Great Britain Pounds (collectively the Restated Senior Bank Facilities). As a result of the refinancing, the Company has reported the current portion of long term debt under the terms of the Restated Senior Bank Facilities per SFAS No. 6 "Classification of Short-Term Obligations Expected to Be Refinanced".

(7)      COMMITMENTS AND CONTINGENCIES

         Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

         Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims, however management intends to continue the annual payment of $400,000 to Cabot. The Company may be responsible for claims alleged to arise out of the use of respirators manufactured by the Company as well as products purchased for resale. In addition, the Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) Division that are not covered by the agreement with Cabot.

         At June 30, 2001 the Company has reserved approximately $4.7 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is re-evaluated periodically and additional charges to operations may result as additional information becomes available. Consistent with the general environment being experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement, and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.

(8)      SEGMENT REPORTING

         The Company  manufactures  and sells  products  under the brand  names:
         AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, and other products including first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

         Net Sales to External Customers by Business Segment (dollars in thousands)

                            Three Months Ended          Nine Months Ended
                                  June 30,                  June 30,
                                2001       2000          2001       2000
                              --------   --------      --------   --------
Safety Products               $ 52,842   $ 58,040      $154,975   $164,049
Safety Prescription Eyewear     10,074     10,387        29,716     30,181
Specialty Composites             9,127     11,731        29,559     35,552
                              --------   --------      --------   --------
Total                         $ 72,043   $ 80,158      $214,250   $229,782
                              ========   ========      ========   ========


         Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $1.1 million and $0.7 million for the three months ended June 30, 2001 and 2000, respectively. Intersegment sales totaled $3.1 million and $2.8 million for the nine months ended June 30, 2001 and 2000, respectively. The intersegment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

         EBITDA  by  Business  Segment  and   reconciliation  to  Income  before
         provision for income taxes (dollars in thousands)

                                 Three Months Ended     Nine Months Ended
                                      June 30,              June 30,
                                2001        2000        2001        2000
                              --------    --------    --------    --------

Safety Products               $ 11,367    $ 13,618    $ 28,953    $ 35,042
Safety Prescription Eyewear        650       1,113       1,724       3,041
Specialty Composites               408       1,237       1,622       3,409
Reconciling items                2,655        (771)      4,059      (1,226)
                              --------    --------    --------    --------
Total EBITDA                    15,080      15,197      36,358      40,266

Depreciation                     2,574       2,625       7,695       7,488
Amortization                     1,593       1,684       4,882       5,175
Non-operating Costs                 (4)        160        (115)         88
Interest                         5,451       6,140      17,131      18,299
                              --------    --------    --------    --------
Income before tax provision   $  5,466    $  4,588    $  6,765    $  9,216
                              ========    ========    ========    ========


         EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

         Reconciling items include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on inter-company transactions not allocable to a specific segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, including notes thereto, appearing elsewhere in this Report. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in such forward-looking statements. The factors that might cause such a difference include, among others, the following: risks associated with indebtedness; risks related to acquisitions; risks associated with conversions to new management information systems; high levels of competition in the Company's markets; risks and uncertainties of new product innovations; risks associated with international operations; product liability exposures; unpredictability of patent protections and other intellectual property issues; dependencies on key personnel; risks of adverse effects of economic and regulatory conditions; and risks associated with environmental matters.

Results of  Operations  -- Three  Months  Ended June 30, 2001  Compared to Three
                           Months Ended June 30, 2000

                                    Unaudited
                (Dollars in Thousands, Except Per Share Amounts)

                                                   Three Months Ended June 30,

                                             2001         %         2000        %
                                           --------    -------    --------    ------
Net Sales
Safety Products                            $ 52,842       73.3    $ 58,040      72.4
Safety Prescription Eyewear                  10,074       14.0      10,387      13.0
Specialty Composites                          9,127       12.7      11,731      14.6
                                           --------    -------    --------    ------
Total net sales                              72,043      100.0      80,158     100.0
Cost of Sales                                39,207       54.4      42,254      52.7
                                           --------    -------    --------    ------
Gross profit                                 32,836       45.6      37,904      47.3
Operating Expenses-
Selling and administrative                   19,275       26.8      24,388      30.4
Research and technical services               1,138        1.6       1,423       1.8
Amortization of intangibles                   1,593        2.2       1,684       2.1
Other charges (income), net                     (87)      (0.1)       (319)     (0.4)
                                           --------    -------    --------    ------
Operating income                             10,917       15.2      10,728      13.4
Interest expense, net                         5,451        7.6       6,140       7.7
                                           --------    -------    --------    ------
Income before provision for                   5,466        7.6       4,588       5.7
income taxes
Provision for income
taxes                                           454        0.6       1,095       1.4
                                           --------    -------    --------    ------
Net income                                    5,012        7.0       3,493       4.4
Preferred stock dividend accrued              2,980        4.1       2,626       3.3
                                           --------    -------    --------    ------
Income applicable to common shareholders   $  2,032        2.8  $      867       1.1
                                           ========    =======    ========    ======
Income per common share                    $  19.90                   8.49
                                           ========               ========
EBITDA                                     $ 15,080       20.9    $ 15,197      19.0
                                           ========    =======    ========    ======


Net Sales. Net sales in the three months ended June 30, 2001 decreased 10.1% to $72.0 million from $80.2 million in the three months ended June 30, 2000. The change in sales was primarily driven by the significant slowdown in the manufacturing sector of the economy as well as weakness in global currencies relative to the U.S. dollar. Safety Products net sales in the three months ended June 30, 2001 decreased 9.0% to $52.8 million from $58.0 million in the three months ended June 30, 2000. The strength of the U.S. dollar relative to foreign currencies had the impact of reducing Safety Products sales by approximately $2.1 million. On a constant currency basis sales were down $3.1 million, or 5.5%, as compared to the three months ended June 30, 2000. The Safety Prescription Eyewear segment net sales in the three months ended June 30, 2001 decreased 3.0% to $10.1 million from $10.4 million in the three months ended June 30, 2000. Specialty Composites' net sales in the three months ended June 30, 2001 decreased 22.2% to $9.1 million from $11.7 million in the three months ended June 30, 2000. The decrease was primarily driven by continued weakness in the North American economy and resulted in volume declines in the truck market and the electronics segment of the precision equipment market, which includes computers and personal communication system (PCS) applications.

Gross Profit. Gross profit in the three months ended June 30, 2001 decreased 13.4% to $32.8 million from $37.9 million in the three months ended June 30, 2000. Gross profit as a percentage of net sales in the three months ended June 30, 2001 decreased to 45.6% as compared to 47.3% in the three months ended June 30, 2000. This decrease in the gross profit percentage of net sales is primarily due to lower capacity utilization, higher utility costs and the adverse impact of foreign currencies partially offset by productivity improvements and cost reduction efforts to manage expenses relative to the decline in volume. The strong US dollar relative to European currencies negatively affects gross profit since it depresses revenue while having a limited impact on manufacturing costs. The average exchange rate used for the euro in preparing the condensed consolidated financial statements for the three months ended June 30, 2001 and 2000 was 0.861 and 0.931, respectively.

Selling and Administrative Expenses. Selling and administrative expenses in the three months ended June 30, 2001 decreased 21.0% to $19.3 million from $24.4 million in the three months ended June 30, 2000. Selling and administrative expenses as a percentage of net sales in the three months ended June 30, 2001 decreased to 26.8% as compared to 30.4% in the three months ended June 30, 2000. The decrease is primarily due to the Company's proactive measures to reduce expenses in line with the continued slowdown in the manufacturing sector of the economy.

Research and Technical Service Expenses. Research and technical service expenses in the three months ended June 30, 2001 decreased 20.0% to $1.1 million from $1.4 million in the three months ended June 30, 2000.

Amortization of Intangibles. Amortization expense in the three months ended June 30, 2001 decreased 5.4% to $1.6 million from $1.7 million in the three months ended June 30, 2000.

Other Charges (Income), Net. Other charges (income), net was income of $0.1 million for the three months ended June 30, 2001 as compared to income of $0.3 million for the three months ended June 30, 2000. This reduction of income was primarily a result of a lower level of gains from foreign currency cash flow hedges in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Operating Income. Operating income increased 1.8% to $10.9 million in the three months ended June 30, 2001 from $10.7 million in the three months ended June 30, 2000. Operating income as a percentage of net sales improved to 15.2% in the three months ended June 30, 2001 as compared to 13.4% in the three months ended June 30, 2000. The increase is primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy.

Interest Expense, Net. Interest expense, net in the three months ended June 30, 2001 decreased 11.2% to $5.5 million from $6.1 million in the three months ended June 30, 2000. The reduction in interest expense was due to a reduction in average borrowings partially offset by an increase in the weighted average interest rates in effect for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Provision For Income Taxes. The provision for income taxes in the three months ended June 30, 2001 was $0.5 million compared to $1.1 million in the three months ended June 30, 2000. The effective tax rate was 8.3% and 23.9% for the three months ended June 30, 2001 and 2000, respectively. The decrease in the effective tax rate reflects a change in the relationship of taxable income from foreign subsidiaries to domestic operations.

Net Income. Net income for the three months ended June 30, 2001 increased 43.5% to $5.0 million from $3.5 million for the three months ended June 30, 2000.

EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with accounting principles generally accepted in the United States of America as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA Calculation
                                    Unaudited
                             (Dollars in Thousands)

                               Three Months Ended             Change
                                    June 30,            Favorable/(Unfavorable)
                                2001        2000          Amount        %
                              --------    --------       --------    -------
Operating Income              $ 10,917    $ 10,728       $    189        1.8 %
Add Backs:
Depreciation                     2,574       2,625            (51)      (1.9)
Amortization of Intangibles      1,593       1,684            (91)      (5.4)
Non-operating income, net           (4)        160           (164)    (102.5)
                              --------    --------       ---------   -------

EBITDA                        $ 15,080    $ 15,197       $   (117)      (0.8)%
                              ========    ========       ========    =======


EBITDA for the three months ended June 30, 2001 was $15.1 million as compared to $15.2 million for the three months ended June 30, 2000. EBITDA as a percentage of net sales in the three months ended June 30, 2001 improved to 20.9% as compared to 19.0% in the three months ended June 30, 2000.

Results of  Operations  -- Nine  Months  Ended June 30,  2001,  Compared to Nine
                           Months Ended June 30, 2000

                                    Unaudited
                (Dollars in Thousands, Except Per Share Amounts)

                                         Nine Months Ended June 30,

                                      2001         %         2000          %
                                   ---------    -------    ---------    --------
Net Sales
Safety Products                    $ 154,975       72.3      164,049       71.4
Safety Prescription Eyewear           29,716       13.9       30,181       13.1
Specialty Composites                  29,559       13.8       35,552       15.5
                                   ---------    -------    ---------    -------
Total net sales                      214,250      100.0      229,782      100.0
Cost of Sales                        116,276       54.3      122,333       53.2
                                   ---------    -------    ---------    -------
Gross profit                          97,974       45.7      107,449       46.8
Operating Expenses-
Selling and administrative            64,772       30.2       71,346       31.0
Research and technical services        3,987        1.9        4,141        1.8
Amortization of intangibles            4,882        2.3        5,175        2.3
Other charges (income), net              437        0.2         (728)      (0.3)
                                   ---------    -------    ---------    -------
Operating income                      23,896       11.2       27,515       12.0
Interest expense, net                 17,131        8.0       18,299        8.0
                                   ---------    -------    ---------    ------
Income before provision
for income  taxes                      6,765        3.2        9,216        4.0
Provision for income
taxes                                  1,105        0.5        2,509        1.1
                                   ---------    -------    ---------    -------
Net income                             5,660        2.6        6,707        2.9
Preferred stock dividend accrued       8,666        4.0        7,662        3.3
Loss applicable to common
shareholders                       $  (3,006)      (1.4)   $    (955)      (0.4)
                                   =========    =======    =========    =======
Loss per common share              $  (29.45)              $   (9.35)
                                   =========               =========
EBITDA                             $  36,358       17.0    $  40,266       17.5
                                   =========    =======    =========    =======



Net Sales. Net sales in the nine months ended June 30, 2001 decreased 6.8% to $214.3 million from $229.8 million in the nine months ended June 30, 2000. The change in sales was primarily driven by the significant slowdown in the manufacturing sector of the economy as well as weakness in foreign currencies as compared to the U.S. dollar. Safety Products net sales in the nine months ended June 30, 2001 decreased 5.8% to $154.6 million from $164.0 million in the nine months ended June 30, 2000. The strength of the U.S. dollar relative to foreign currencies had the impact of reducing Safety Products sales by approximately $6.5 million in the nine months ended June 30, 2001, as compared to the nine months ended June 30, 2000. On a constant currency basis sales were down $2.9 million, or 1.8%, as compared to the nine months ended June 30, 2000. The Safety Prescription Eyewear segment net sales in the nine months ended June 30, 2001 decreased 1.5% to $29.7 million from $30.2 million in the nine months ended June 30, 2000. Specialty Composites' net sales in the nine months ended June 30, 2001 decreased 15.7% to $30.0 million from $35.6 million in the nine months ended June 30, 2000. The decrease was primarily driven by continued weakness in the North American economy and resulted in volume declines in the truck market and the electronic segment of the precision equipment market, which includes computers and PCS applications.

Gross Profit. Gross profit in the nine months ended June 30, 2001 decreased 8.8% to $98.0 million from $107.4 million in the nine months ended June 30, 2000. Gross Profit as a percentage of net sales in the nine months ended June 30, 2001 was 45.7% as compared to 46.8% in the nine months ended June 30, 2000. The decrease in the gross profit percentage of net sales is primarily due to lower capacity utilization, higher utility costs and the adverse impact of foreign currencies partially offset by productivity improvements and cost reduction efforts to manage expenses relative to the decline in volume.. The lower Euro creates an unfavorable impact on gross margins since it depresses revenue while having a limited impact on manufacturing costs. The average exchange rate used for the euro in the condensed consolidated financial statements for the nine months ended June 30, 2001 and 2000 was 0.888 and 0.973, respectively.

Selling and Administrative Expenses. Selling and administrative expenses in the nine months ended June 30, 2001 decreased 9.2% to $64.8 million from $71.3 million in the nine months ended June 30, 2000. Selling and administrative expenses as a percentage of net sales in the nine months ended June 30, 2001 decreased to 30.2% of net sales as compared to 31.0% of net sales in the nine months ended June 30, 2000. The decrease is primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy.

Research and Technical Service Expenses. Research and technical service expenses in the nine months ended June 30, 2001 decreased 3.7% to $4.0 million from $4.1 million in the nine months ended June 30, 2000.

Amortization of Intangibles. Amortization expense in the nine months ended June 30, 2001 decreased 5.7% to $4.9 million from $5.2 million in the nine months ended June 30, 2000.

Other Charges (Income), Net. Other charges (income), net was expense of $0.4 million for the nine months ended June 30, 2001 as compared to income of $0.7 million for the nine months ended June 30, 2000. This change was primarily a result of net foreign currency cash flow hedge losses in the nine months ended June 30, 2001 as compared to net foreign currency cash flow losses in the nine months ended June 30, 2000.

Operating Income. Operating income decreased 13.2% to $23.9 million in the nine months ended June 30, 2001 from $27.5 million in the nine months ended June 30, 2000. Operating income as a percentage of net sales in the nine months ended June 30, 2001 was 11.2% as compared to 12.0% in the nine months ended June 30, 2000. The decrease is primarily due to the softening global economy partially offset by the Company's proactive measures to reduce expenses in line with the slowdown.

Interest Expense, Net. Interest expense, net in the nine months ended June 30, 2001 decreased 6.4% to $17.1 million from $18.3 million in the nine months ended June 30, 2000. The reduction in interest expense was due to a reduction in average borrowings partially offset by an increase in the weighted average interest rates in effect for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

Provision For Income Taxes The provision for income taxes in the nine months ended June 30, 2001 was $1.1 million compared to $2.5 million in the nine months ended June 30, 2000. The effective tax rate was 16.3% and 27.2% for the nine months ended June 30, 2001 and 2000, respectively. The decrease in the effective tax rate reflects a change in the relationship of taxable income from foreign subsidiaries to domestic operations.

Net Income. Net income for the nine months ended June 30, 2001 decreased 15.6% to $5.7 million from $6.7 million for the nine months ended June 30, 2000.

EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with accounting principles generally accepted in the United States of America as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA Calculation
                                    Unaudited
                             (Dollars in Thousands)

                                     Nine Months Ended          Change
                                          June 30,       Favorable/(Unfavorable)
                                      2001        2000      Amount        %
                                   --------    --------   --------    --------
Operating Income                   $ 23,896    $ 27,515   $ (3,619)     (13.2)%
Add Backs:
Depreciation                          7,695       7,488        207        2.8
Amortization of Intangibles           4,882       5,175       (293)      (5.7)
Non-operating costs (income), net      (115)         88       (203)    (230.7)
                                   --------    --------   --------

EBITDA                             $ 36,358    $ 40,266   $ (3,908)      (9.7)%
                                   ========    ========   ========


EBITDA for the nine months ended June 30, 2001 was $36.4 million as compared to $40.3 million for the nine months ended June 30, 2000. EBITDA as a percentage of net sales in the nine months ended June 30, 2001 was 17.0% as compared to 17.5% in the nine months ended June 30, 2000.

Effects of Changes in Exchange Rates

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currencies. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability.

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

The Company's debt structure includes $100.0 million of Senior Subordinated Notes (Notes) due 2005, as well as a senior bank facility comprised of (i) term loans denominated in U.S., Canadian, British and German currencies aggregating $140.0 million at inception and (ii) a revolving credit facility providing for up to $25.0 million (the Senior Bank Facilities), for general corporate purposes and, as to $33.0 million thereof, to finance permitted acquisitions. On December 14, 2000, the Senior Bank Facilities were amended to increase the amount available to finance acquisitions from $15.0 million to $33.0 million and to modify certain financial covenants for periods ending on and after December 31, 2000.

On July 13, 2001, the Company amended and restated its credit agreement that provides for secured borrowings from a syndicate of lenders consisting of (i) a secured term loan facility consisting of $100 million, (ii) a revolving credit facility for up to $30 million and (iii) a UK overdraft facility of up to an equivalent of $5 million in Great Britain Pounds (collectively the Restated Senior Bank Facilities). As a result of the refinancing, the Company has reported the current portion of long term debt under the terms of the Restated Senior Bank Facilities per SFAS No. 6 "Classification of Short-Term Obligations Expected to Be Refinanced".

Term Loan maturities under the Restated Senior Bank Facilities are $2.0 million for the remainder of fiscal 2001, $8.0 million in fiscal 2002, $12.0 million in fiscal 2003, and $78.0 million thereafter. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Restated Senior Bank Facilities and the Notes. The Company's revolver and Term Loan matures in March 2005.

The Company's net cash provided by operating activities for the nine months ended June 30, 2001 totaled $13.9 million as compared to $19.4 million for the nine months ended June 30, 2000. The decrease was due primarily to a decrease of $1.0 million in net income and a $4.5 million decrease in the Company's net changes in assets and liabilities. The Company's net changes in assets and liabilities were primarily driven by a reduction in accounts payable and accrued liabilities, a reduction in other assets and liabilities partially offset by a decrease in receivables.

Net cash used by investing activities was $5.8 million for the nine months ended June 30, 2001 as compared to $11.1 million for the nine months ended June 30, 2000. The decrease in net cash used by investing activities is primarily due to a decrease in capital additions and the acquisition of Norhammer in the prior period.

Net cash used by financing activities for the nine months ended June 30, 2001 was $1.5 million compared with $6.9 million for the nine months ended June 30, 2000. The decrease of cash used by financing activities of $5.3 million is primarily attributed to an increase in borrowings from the revolving credit facility of $7.5 million offsetting a $2.7 million increase in cash used for the repayment of term loans.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the revolving credit facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, the Company expects that sales and profitability over the remainder of fiscal 2001 will be adversely affected by the significant slowdown in the manufacturing sector of the economy and the strength of the U.S. Dollar relative to the global currencies. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

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

Foreign Currency Risk

The Company's results of operations are subject to risk associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures on European operations. The Company has utilized forward contracts for transaction and cash flow exposures. During the three months ended June 30, 2001 net transaction gains were $31,000, and cash flow hedges were a gain of $99,000. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and euros.

The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.3 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of foreign currency forward contracts designated as cash flow hedges. During the three months ended June 30, 2001 the Company recorded a reduction of $0.4 million to the derivative liability to recognize the change in fair value of foreign currency forward contracts outstanding. As a result of the foreign currency forward contracts the Company has recorded a derivative liability of $0.4 million as of June 30, 2001. The foreign currency forward contracts will expire over the next 3 months.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate swaps to reduce the impact of potential increased interest rates on its floating debt. On February 28, 2000, the Company unwound its zero premium collar by rolling unrealized gains into a new interest rate swap that matched the notional amounts of the credit agreement by each loan currency. The interest rate swaps will expire August 31, 2001. During the quarter ended June 30, 2001, the Company incurred an additional $259,000 of interest expense as a result of the interest rate swaps and expects that the additional interest expense as a result of the interest rate swaps will continue until the maturity of the interest rate swap agreement.

The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.1 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of interest rate swap agreements designated as cash flow hedges. During the three months ended June 30, 2001 the Company recorded an reduction of $0.2 million of derivative liability to recognize the change in fair value of the interest rate swap agreements. As a result of the interest rate swap agreements the Company has recorded a derivative liability of $0.4 million as of June 30, 2001.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits

     Credit Agreement, dated as of July 11, 1995 and Amended and Restated as of July 13, 2001.

(b) Reports on form 8-K

     On May 17, 2001, the Company filed a Current Report on Form 8-K disclosing a change in its certifying accountant from Arthur Andersen to Deloitte and Touche.

     On July 19, 2001, the Company filed a Current Report on Form 8-K containing its press release regarding the refinancing of its indebtedness.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 14, 2001 AEARO CORPORATION

                           /s/ Jeffrey S. Kulka

                           ---------------------------------------------------
                           Jeffrey S. Kulka
                           Vice President, Finance, Treasurer, and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

EXHIBITS            DESCRIPTION


*Credit Agreement
                    Dated as of July 11, 1995 and Amended and Restated as of July 13, 2001 among Aearo Corporation, Aearo Company I, Certain of its Subsidiaries, Various Banks, and Bankers Trust Company, as Administrative Agent.


*Filed herewith.