Form 10-K405
period 2001-09-30
AEARO CORP
filed 2001-12-18
CIK 949957

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-K405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

                         Commission file number 33-96190

                                Aearo Corporation
             (Exact name of registrant as specified in its charter)

                           --------------------------

                 Delaware
     (State or other jurisdiction of                      13-3840450
      incorporation or organization)        (I.R.S. Employer Identification No.)
          5457 West 79th Street
          Indianapolis, Indiana                             46268
 (Address of principal executive offices)                 (Zip Code)

                                 (317) 692-6666
              (Registrant's telephone number, including area code)
                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: none

        Securities registered pursuant to Section 12(g) of the Act: none

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 1, 2001, all voting and non-voting common equity of the Registrant was held by affiliates of the Registrant.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 1, 2001 was 102,087.5.

                                TABLE OF CONTENTS


Part I.........................................................................3

   Item 1.  Business...........................................................3
   Item 2.  Properties........................................................11
   Item 3.  Legal Proceedings.................................................12
   Item 4.  Submission of Matters to a Vote of Security Holders...............13

Part II.......................................................................14

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................14
   Item 6.  Selected Financial Data...........................................15
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results Of Operations.........................................17
   Item 7A: Quantitative and Qualitative Disclosures about Market Risk........24
   Item 8.  Financial Statements and Supplementary Data.......................26
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................51

PART III......................................................................52

   Item 10. Directors and Executive Officers..................................52
   Item 11. Executive Compensation............................................56
   Item 12. Security Ownership of Certain Beneficial Owners and Management....60
   Item 13. Certain Relationships and Related Transactions....................62

PART IV.......................................................................66

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..66

                                   PART I

Item 1.  Business

General Aearo Corporation, a Delaware corporation ("Aearo"), and its direct wholly owned subsidiary, Aearo Company I, doing business as Aearo Company, a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide. PPE encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, earmuffs and earplugs, respirators, hard hats, gloves, safety clothing and safety shoes. The Company manufactures and sells hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names:
AOSafety(R), E-A-R(R), and Peltor(R). The Company attributes its leading market positions to:

- Strong, well-recognized brand names
- A reputation for providing innovative, quality products
- Intensive coverage of multiple distribution channels targeting a wide array of end-users
- One of the industry's broadest product offerings, and;
- A commitment to providing the highest level of customer service.

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

Recent Developments

On September 30, 2001 the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

The restructuring charge includes cash charges that total $2.3 million and includes $1.8 million for severance and related costs to cover the reduction of 5% of the Company's current work force and $0.5 million for other costs associated with this plan. The restructuring also includes non-cash charges that total $9.1 million and includes $3.2 million for non-cancelable long term lease obligations, asset impairment charges of $2.9 million, $2.4 million for the write-off of inventory and $0.6 million related to the sale of the Company's Ettlingen, Germany location.

Its is anticipated that the restructuring will be implemented over the next eighteen months and the annualized savings are expected to be $4.8 million, with $2.4 million occurring in fiscal year 2002.

Segments

The Company operates three business segments. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names:

AOSafety(R), E-A-R(R), and Peltor(R). The Safety Products segment accounted for approximately 73% of the Company's net sales in fiscal 2001, and approximately 72% and 73% in fiscal 2000 and 1999, respectively.

The Safety Prescription Eyewear segment manufactures and sells products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end-user's prescription, and then assembles the glasses using the end-user's choice of frame. The Safety Prescription Eyewear segment accounted for approximately 14% of the Company's net sales in fiscal 2001 and approximately 13% and 12% in fiscal 2000 and 1999, respectively.

The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. Specific product applications for such materials include noise-reducing and vibration-damping matting used in under hood and cab treatments of transportation equipment such as Class 8 heavy trucks, shock protection parts for electronic devices such as computer disk drives, servers, and highly damped materials for the interior cabins of business and regional jet aircraft. Specialty Composites also produces specially formulated foam used in the manufacture of the Safety Products segment's polyvinylchloride ("PVC") earplugs. Specialty Composites accounted for approximately 14% of the Company's net sales in fiscal 2001 and approximately 15% in fiscal 2000 and 1999.

Products - Safety Products Segment

Within Safety Products, the Company classifies its products in five main categories: hearing protection and communication headsets; eyewear; face and head protection; respiratory protection; and other protection products.

Hearing Protection and Communication Headsets: The Company's hearing protection products primarily consist of disposable earplugs, reusable earplugs, earmuffs, and communication headsets. The Company has been a leader in hearing conservation research and development since 1972, when it first introduced the PVC disposable earplug. Today, this product is known as the "Classic" (R) and its color yellow is a registered trademark of the Company in the United States of America and Canada. This product, and the recently introduced and patented SuperFit(TM) product, is designed to be "rolled down" or compressed before being inserted into the ear, and, as a result of its unique slow recovery characteristics, the plug slowly expands (or "recovers") to fill the ear canal and provide the desired protection. The Company's PVC earplugs are available corded and uncorded and in a variety of packaging options. The Company also produces versions of the PVC plug for many of the international airlines for inclusion in their amenity kits. In addition, the Company manufactures a full line of disposable polyurethane earplugs, including its E-Z-Fit(R), TaperFit(R), and E-A-Rsoft(TM) products.

In the reusable earplug segment of the market, the Company offers its patented UltraFit(R) and E-A-R(R) Express(R) products. The E-A-R(R) Express(R) product features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. The Company also offers the "Flex"(TM) line of "semi-aural" banded products, also designed to be re-used. These products feature articulating arms that allow for use in multiple positions and for easy storage around the neck.

The Company manufactures, assembles and sells a broad line of earmuffs and communication headsets under its Peltor brand. The Company is a leader in providing noise attenuating headsets and wireless and hardwire communication headsets. These products serve a variety of end user markets where protection from harmful high and low frequency noise is sought or the need for easy communication in noisy or remote environments exist, such as in the construction, heavy machinery, airport, forestry, textile and mining industries. The Company also offers auditory systems products, which are sold to audiologists and are used in the testing of hearing.

Eye Protection: Non-prescription eye and face protection is used in work environments where a number of hazards present a danger to the eyes and face, including dust, flying particles, metal fragments, chemicals, extreme glare and optical radiation. The Company offers a large number of task-specific non-prescription safety eyewear products, all under the AOSafety(R) brand. The basic categories of non-prescription eyewear protection are non-prescription safety (or "plano") eyewear and goggles:

Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and includes a wide range of products from disposable visitor safety spectacles to several lines of fashionable, reusable safety eyewear available in different colors and with a variety of applications. As part of the continuing product development efforts, the Company now markets its unique Lexa(R) safety eyewear products that feature a patented contoured lens which wraps around the user's face, improving peripheral vision, and eliminating the need for separate side shields.

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

- Respiratory Protection. Respiratory protection products are used to protect against the harmful effects of contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. The Company offers a broad line of disposable dust and mist masks, cartridge-equipped quarter-, half- and full-face respirators, and "escape" respirators (a single-use respirator for emergencies) all under the AOSafety(R) brand.

- Other Protection Products. The Company also offers first aid kits predominantly through the Consumer/Do-It-Yourself (DIY) market. First aid kits are either for general use or for industrial or commercial uses. Additional products in this group include safety vests.

Products - Safety Prescription Eyewear Segment

The Company's Safety Prescription Eyewear ("SRx") products are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end user's prescription, and then assembles the glasses using the end user's choice of frame. The Company views its ability to provide individual attention to each patient through Company-employed, as well as independently contracted, eyecare professionals as an essential part of its SRx business.

Products - Specialty Composites Segment

The Company's Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. Specialty Composites' products fall into three broad categories: (i) barriers and absorbers for airborne noise control, (ii) damping and isolation products for vibration and shock control, and (iii) energy control products for vibration, shock control and comfort management. Specific product applications for such materials include noise- and vibration-damping matting used in under-hood cab treatments for transportation equipment such as Class 8 heavy trucks, as well as shock protection parts for electronic devices such as computer disk drives, servers and highly damped materials for the interior cabins of business and regional jet aircraft. The Company's products include Tufcote(R) polyurethane foams for acoustical applications, Confor(R) heavily damped viscoelastic foams for ergonomic cushioning applications and shock protection and Isodamp(R) foams for the reduction of mechanical vibration, noise and shock. Specialty Composites also produces the specially formulated foam used in the manufacture of Safety

Products' PVC earplugs. The principal strengths of Specialty Composites are its specialized polyurethane formulations, its thin-sheet casting capability, its composite technologies and its applications and materials engineering. These strengths allow the Company to manufacture in a single process, high value-added composites using casting, extrusion and molding processes.

Sales and Marketing

The Company divides its sales and marketing force into its three business segments, as follows:

Sales and Marketing - Safety Products Segment

Within Safety Products, sales are managed through four channels: North American Industrial Distribution; Consumer/Do-It-Yourself ("DIY"); Europe; and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategies. In addition, through the acquisitions of Peltor(R) and Norhammer, the Company has significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications earmuff market.

- North American Industrial Distribution (NAI). This is the largest sales channel for Safety Products and includes approximately 200 Dialog(TM) industrial distributors and approximately 160 industrial dealers in the U.S., Canada and Mexico. Participation in the Dialog(TM) program requires minimum purchase levels while encouraging support across the full product line, in return for rebates based on growth and volume as well as preferred treatment regarding shipping terms, new products, field sales support, and cooperative advertising. The Company also offers Dialog(TM) distributors financial incentives for establishing electronic order entry/invoicing interfaces with the Company and for developing marketing programs, which promote the Company's products.

- Consumer. Under the AOSafety(R) brand name, the Company is America's leading supplier of personal safety products. The AOSafety(R) brand offers a wide variety of quality products to meet existing and emerging consumer personal safety needs in many marketplaces. Within the Hardware/Do-it-Yourself marketplace, AOSafety(R) is the primary brand carried by The Home Depot, Ace Hardware, TruServ Corporation, Lowe's Home Improvement Warehouse and other retailers. AOSafety(R) also has a position in the sporting goods safety marketplace and AOSafety(R) products are marketed in the drug and mass merchandise channels.

- Europe. The Company has a significant presence in Europe with manufacturing facilities in England and Sweden; and sales offices in the U.K., Sweden, Germany, France, Italy and Spain. The Company's historical strength in this market has been in passive hearing protection products (E-A-R(R)) sold through industrial distributors, and Peltor Communications products sold to the military, sport shooting, and rally sports market segments.

- International. The Company exports its products around the world, and this channel is managed through sales representatives located in Singapore, Miami (covering the Caribbean and Central America), Brazil, Australia, New Zealand and South Africa (covering the Middle East).

Sales and Marketing - Safety Prescription Eyewear Segment (SRx)

The SRx segment employs its own sales force to sell its products throughout North America. Approximately 85% of the Company's safety prescription eyewear are sold directly to more than 15,000 industrial locations, including a majority of the industrial companies in the Fortune 500. The remainder of the Company's SRx products are sold through the industrial distribution channel and directly to eyecare professionals.

Sales and Marketing - Specialty Composites Segment

The Company relies upon an organization of direct sales representatives and independent agents to identify OEM applications for Specialty Composites' products and technologies. Once such applications have been identified, the Company's sales and technical staffs work closely with OEMs to provide the customer with a cost effective, integrated solution for its noise, vibration, shock, cushioning and/or comfort management problems. Currently, Specialty Composites' products are sold into three markets: transportation; health-related; and original equipment manufacturers ("OEM") in industrial applications such as electronics and industrial equipment.

- Transportation Market. Specialty Composites' products are incorporated into aircraft, heavy trucks, automobiles, production boats and yachts, buses, leisure vehicles, defense, farm and construction equipment in order to control noise and vibration. For example, the Company supplies durable acoustical foams and barriers that control sound and help meet noise standards for Class 8 heavy trucks. The Company also provides complete noise and vibration control packages for high-end yachts in order to contain engine room noise and to soundproof passenger quarters. Specialty Composites applications also exist with respect to business and regional jet aircraft, where relatively thin, lightweight, multi-function damping composites efficiently control sound and vibration.

- Health-related Market. Applications for the energy-absorbing characteristics of Specialty Composites' products, particularly its line of temperature-reactive foams, have been growing in the health-related segment. Such materials enhance physical protection and improve comfort in many devices including specialty pillows, protective clothing, leg braces, orthotic devices, surgical pillows, wheelchair cushions, military and bicycle helmets, keyboard wrist supports and occupational seating.

- OEM Market. The Company produces an extensive assortment of polyurethane and PVC die-cut and molded parts for vibration isolation and damping and for shock protection and noise control in a wide range of applications, including precision equipment and industrial machinery, computer disk drives, pagers, cell phones, industrial compressors and generator sets.

Research and Development

Research and Development - Safety Products Segment

The Company believes that its Research and Development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, the Company's ultimate predecessor, the former E-A-R(R) (Energy Absorbing Resins) Division of Cabot Corporation ("Cabot"), has been a leader in the development of technology for understanding noise, measuring noise and hearing loss, and in developing products and programs to encourage hearing protection and conservation. In order to test the efficacy of its hearing protection products, the Company owns and operates a National Voluntary Laboratory Accreditation Program ("NVLAP") laboratory in the United States of America, which is accredited for testing the efficacy of hearing protection products. The Company also operates sound chambers and testing facilities in the United States of America and Sweden that measure the performance of its materials and designs. The Company believes it is a leader in the development of both passive and active hearing protection products. Similarly, the Company believes that it has been a pioneer and leader in the development and testing of safety eyewear. Extensive facilities are operated for the design and testing of safety eyewear. The Company also has facilities for the design and testing of respiratory safety equipment. Many of the Research and Development personnel of the Company are recognized experts in the safety products industry.

Research and Development - Safety Prescription Eyewear Segment

This segment shares some of the expertise within the Safety Products Segment and works extensively with outside suppliers for development of frames, lenses and coatings.

Research and Development - Specialty Composites Segment

The research and development efforts of Specialty Composites focus on developing proprietary materials and enhancing existing products in order to meet customer needs identified by the Company's sales and technical staff. Products such as the VersaDamp(R) 2000 thermoplastic elastomers and the Confor(R) heavily damped viscoelastic foams are being introduced in a growing number of applications across all markets served by Specialty Composites.

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

The Company does have a diverse base of material suppliers and is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. Items of potential impact include paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. With reference to supplier agreements that allow for price changes based upon an index, the Company builds anticipated commodity price movements into each year's planning cycle. The Company manages pricing pressure exposure on large volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. However, where appropriate, the Company will use a single source for supply of certain items. In addition, based on the material, availability of supply, level of quality and the technical difficulty to produce, the Company will use a major and minor source to insure continued best pricing and a ready back up supply. The Company does not enter into derivative instruments to manage commodity risk.

The Company's commodity pricing and negotiating strategy is to consolidate suppliers where applicable, leverage competitive pricing, identify alternate lower cost materials and work with existing suppliers to reduce costs through engineering and innovation.

Although the Company outsources the production of less than 10% of its products to various manufacturers, the Company has found resource availability, abundant supplier competition and infrastructure stability in the Far East to provide favorable supply opportunities.

Manufacturing and Distribution Operations

The Company maintains a high degree of vertical integration, allowing it to manufacture over 90% of the products that it sells. The Company's strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites' products (including the foam used in the manufacture of PVC earplugs); high speed assembly and packaging of earplugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. The Company also utilizes a number of contract manufacturers in the United States of America, Mexico, and Europe to supplement internal operations and to assemble and/or manufacture products where the Company does not have world class processing capabilities. The Company uses selected Asian suppliers for some product lines to complement Company manufactured products and fill in product families, where it is advantageous to minimize capital expenditures and accelerate new product introductions. The Company will continue to use contract manufacturers where appropriate to remain competitive and maximize profit margins. Consistent across all of the Company's manufacturing operations is an emphasis on producing high quality products. Currently, all of the Company's manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company is currently working toward QS 9000 certification for the Specialty Composites operations. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

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

The Company's principal international manufacturing operations are located in Poynton, England and Varnamo, Sweden. The Poynton facility serves customers in Western Europe, producing and packaging earplugs and other hearing and eyewear products. The Varnamo, Sweden plant is the principal Peltor manufacturing location supplying finished goods and components to customers and other subsidiaries from this location.

The Company fills virtually all of its domestic and certain of its international orders through its distribution center located in Indianapolis, Indiana which has bar-code scanning capabilities to assure rapid turn-around time and service levels for customer orders. Recent freight studies, having taken into consideration Aearo Company manufacturing locations in conjunction with domestic customer locations, have shown Indianapolis to be the ideal single warehouse and distribution location for our safety business. Over the road carriers are readily available in Indianapolis, which contributes to competitive pricing for both our inbound and outbound business. Warehouse availability in the market coinciding with Aearo's distribution warehouse lease signing and renewal has allowed for below average lease costs.

European orders are filled from distribution facilities near Manchester, UK and in Varnamo, Sweden. The UK facility services all of Europe with the exception of the Nordic countries.

Manufacturing and Distribution Operations - Safety Prescription Eyewear Segment

The SRx production operations are comprised of two facilities located in the U.S., two in Canada and one in Europe. The U.S. locations are in Indiana and Oklahoma. In Canada, the Mississauga, Ontario plant fabricates prescription eyewear and, together with a small customer service operation in Montreal, produces SRx products for the Canadian market. In Poynton, England, the Company has a small SRx laboratory that serves primarily the U.K. market. These facilities possess lens surfacing, edging, grinding and coating machinery capable of handling glass, plastic and polycarbonate lenses. The lenses are then fitted into frames and the finished product is shipped to customers. These facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually. Prescription eyewear fulfillment is predominantly by US Postal Service.

Manufacturing and Distribution Operations - Specialty Composites Segment

Specialty Composites' products are manufactured in Indianapolis, Indiana and Newark, Delaware. The Indianapolis plant, which supplies specially formulated foam for the Company's PVC earplugs, manufactures and fabricates sheet and roll PVC and polyurethane materials and molds polyurethane foams and solids. This facility also houses applications engineering, research and development, quality assurance and customer service support. The Newark, Delaware facility manufactures polyurethane foams and houses the Company's proprietary, thin sheet foam casting line, which permits the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line.

Competition and the Personal Protection Equipment Market

The PPE market is fragmented and highly competitive as a large number of relatively small, independent manufacturers with limited product lines serve the PPE market. The Company estimates that there are more than 500 manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States of America, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. The Company believes that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service and brand name recognition and, to a lesser extent, price. From a positive competitive standpoint, the Company believes it is currently well situated, primarily because of its large size and its broad product offerings, to compete in this fragmented industry. The Company enjoys certain economies of scale, which are not available to smaller competitors. However, the industry has recently undergone some degree of consolidation that could potentially increase long-term competitive pressures on the Company. Many of the Company's customers, particularly in the growing consumer/DIY channel, prefer the type of "one stop shopping" that the Company can provide. The Company's advanced distribution center further facilitates timely and accurate deliveries.

The specialty composites industry is highly competitive, and participants compete on the basis of being able to provide cost-effective solutions to the noise, shock and vibration problems of OEMs.

Employees

As of September 30, 2001, the Company had 1,519 employees, of whom 972 were primarily engaged in manufacturing, 367 in sales, marketing and distribution, 53 in research and development and 127 in general and administrative. The Company believes its employee relations are good. The Company has one domestic U.S. facility that employs union members. This facility, located in Plymouth, Indiana, employs 66 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 75 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 26, 2004.

Patents and Trademarks

The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. The Company values particularly highly its trademark for the color yellow for earplugs in the United States of America and Canada and places significant value on its overall patent portfolio. However, no single patent or patent application is material to the Company. The Company's patents expire at various times in the future not exceeding 20 years.

Government Regulation

As a manufacturer of safety products, the Company is subject to regulation by numerous governmental bodies. Principal among the federal regulatory agencies in the United States of America are: the Occupational Safety and Health Administration ("OSHA"), which regulates the occupational usage of all PPE, the Environmental Protection Agency ("EPA"), which regulates labeling of hearing protection devices; the Mine Safety and Health Administration ("MSHA") and the National Institute of Occupational Safety and Health ("NIOSH"), both of which certify respirators. These agencies generally mandate that the Company's products meet standards established by private groups, such as American National Standards Institute ("ANSI"). The Company's products are also subject to foreign laws and regulations. In particular, they must comply with the Canadian Standards Association, European Committee for Normalization and Standards Australia. The Company believes it is in compliance in all material respects with the regulations and standards of these governmental bodies, and any failures to comply with such regulations and standards in the past have not had a material adverse effect on its business.

Environmental Matters

The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. The Company believes that it is in substantial compliance with all such laws and regulations. The Company has an active program to ensure environmental compliance and achievement of environmental goals and objectives. In addition, all sites are implementing Environmental Management Systems as part of a phased approach to ISO 14001 registration and certification within the next 18 to 24 months.

Item 2.  Properties

The Company owns and/or leases facilities in the United States of America, Canada, and Europe. The following table sets forth the location of each, its square footage and the principal function of each.

                         Approximate
Location                 Square Feet          Function
SAFETY PRODUCTS
Southbridge, Massachusetts  295,000  Manufacturing/Administration
Indianapolis, Indiana (1)   220,564  Distribution/Customer Service
Indianapolis, Indiana        81,540  Manufacturing/Corporate Headquarters
Poynton, England (2)         56,530  Manufacturing/Distribution/Customer Service
Varnamo, Sweden             125,595  Manufacturing/Distribution/Customer Service
Ettlingen, Germany           45,000  Manufacturing/Distribution/Customer Service
Paris, France                 1,894  Sales Office
Barcelona, Spain                (*)  Sales Office
Milan, Italy                    (*)  Sales Office
Barrie, Ontario, Canada       4,768  Manufacturing/Distribution/Customer Service
Oslo, Norway                  6,300  Sales/Distribution/Customer Service

SAFETY PRESCRIPTION EYEWEAR
Chickasha, Oklahoma          35,000  Manufacturing/Customer Service
Plymouth, Indiana            10,224  Manufacturing/Customer Service
Athens, Tennessee            28,000  Manufacturing/Customer Service
Mississauga, Ontario, Canada 28,850 Manufacturing/Customer Service Montreal, Quebec, Canada 1,800 Manufacturing/Customer Service

SPECIALTY COMPOSITES
Indianapolis, Indiana       156,000  Manufacturing/Distribution/Customer Service
Newark, Delaware             79,650  Manufacturing/Distribution
Newark, Delaware             75,200  Warehouse/Distribution
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

Item 3.  Legal Proceedings

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators, which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims however, management intends to continue the annual payment of $400,000 to Cabot. The Company may be responsible for claims alleged to arise out of the use of respirators manufactured by the Company as well as products purchased for resale. The Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) division that are not covered by the agreement with Cabot.

At September 30, 2001, the Company has reserved approximately $4.9 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is re-evaluated periodically and additional charges to operations may result as additional information becomes available. Consistent with the general environment being experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement, and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operations.

In December 2000, the Company reached a non-cash settlement with Moldex-Metric, Inc. as part of a trademark dispute involving the Company's "Yellow Neon Blasts"(TM) polyurethane earplugs.

Item 4. Submission of Matters to a Vote of Security Holders

On September 7,2001, the Company held a special meeting of stockholders. The stockholders approved the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending September 30, 2002 with a total of 99,537.5 votes in favor, no votes in opposition and 2,550 abstention votes. The stockholders voted to elect the following directors for the ensuing year with a total of 99,537.5 votes in favor of each director and 2,550 abstention votes for each director: Norman W. Alpert, Bryan P. Marsal, John D. Curtin, Jr., Margaret J. Hanratty, William E. Kassling, Michael A. McLain, Arthur J. Nagle, Daniel S. O'Connell and Robert Rothberg.

Effective October 31, 2001 Robert Rothberg resigned from the Company's Board of Directors. Effective November 16, 2001, William J. Brady was appointed, as a designee of Cabot Corporation pursuant to the Stockholders Agreement, dated July 11, 1995, to replace Mr. Rothberg. Mr. Rothberg's resignation was not related to any disagreement with the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters As of December 1, 2001 there were outstanding 102,087.5 shares of common stock, par value $0.01 per share, of Aearo ("Aearo Common Stock"). All of the Aearo Common Stock is held, collectively, by Vestar Equity Partners, L.P. (together with certain related persons, "Vestar"), Cabot Corporation and management. As of December 1, 2001 there were 35 shareholders of record of Aearo Common Stock. In July 1995, Vestar, Cabot and management effected through the Company the acquisition of substantially all of the assets and certain liabilities of Cabot CSC Corporation ("Old Cabot Safety Corporation"), a wholly-owned subsidiary of Cabot, and certain of its affiliates (the "Formation Acquisition") for $206.1 million. To finance the Formation Acquisition, the Company incurred $47.5 million of senior secured debt ("Senior Bank Facilities") sold $100 million of 12 1/2% senior subordinated notes due 2005 (the "Senior Subordinated Notes"), issued to Vestar and Cabot an aggregate of $45 million of 12 1/2% redeemable preferred stock (the "Aearo Preferred Stock"), and issued to Vestar, Cabot and certain members of management and key employees of the Company an aggregate of 100,000 shares of Aearo Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." All of the common stock of the Subsidiary is owned by Aearo, and thus no trading market exists for such stock. Accordingly, no trading market exists for any capital stock of the Company.

The Company has never paid cash dividends on the Aearo Common Stock. Payment of dividends on the Aearo Common Stock is limited by the terms of the Company's Senior Bank Facilities and Senior Subordinated Notes and is subordinated to payment of dividends on the Aearo Preferred Stock. See Note 7 to the Consolidated Financial Statements.

Item 6.  Selected Financial Data

The selected historical financial data as of and for the periods ended September 30, 1997, 1998, 1999, 2000, and 2001 are derived from the consolidated financial statements of Aearo Corporation and subsidiaries. The data should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


                                AEARO CORPORATION
                             SELECTED FINANCIAL DATA
           (Dollars in Millions, Except per Share Amounts and Ratios)

                                                                        Year Ended September 30,
                                                 1997            1998           1999             2000            2001
                                              ----------     -----------    -----------      -----------     -----------
Income Statement Data:
Net Sales--
  Safety Products...................          $   250.2      $    217.1     $    212.7       $    219.7      $     206.3
  Safety Prescription Eyewear.......                 --            36.4           35.5             39.9             39.1
  Specialty Composites..............               36.3            39.7           42.9             45.9             38.5
                                              ----------     -----------    -----------      -----------     -----------
      Total net sales...............          $   286.5      $    293.2     $    291.1       $    305.5      $     283.9
Cost of Sales.......................              162.7           163.1          156.7            160.8            152.8
Unusual charges.....................                 --              --             --               --              2.4
                                              ----------     -----------    -----------      -----------     -----------
      Gross profit..................          $   123.8      $    130.1     $    134.4       $    144.7      $     128.7
Operating Expenses--
  Selling and administrative........               88.5            90.4           87.5             95.6             87.3
  Research and technical service....                5.1             4.7            4.7              5.5              5.2
  Amortization expense..............                7.0             6.8            6.8              6.9              6.5
  Other charges (income), net.......                2.5           (0.3)            0.8             (0.3)             0.7
  Unusual charges...................                 --            11.6 (3)         --               --              9.1 (4)
                                              ----------     ----------- --------------      -----------     -----------
      Operating income..............               20.7            16.9           34.6             37.0             19.9
      Interest expense, net.........               26.7            26.1           24.3             24.4             23.7
                                              ----------     -----------    -----------      -----------     -----------
      Income (loss) before income
      Taxes.........................               (6.0)           (9.2)          10.3             12.6            (3.8)
Provision for (benefit from) income taxes           0.9             2.2            3.2              3.6            (1.9)
                                              ----------     -----------    -----------      -----------     -----------
Net income (loss)...................          $    (6.9)     $    (11.4)    $      7.1      $       9.0     $      (1.9)
                                              ==========     ===========    ===========      ===========     ===========

Other Data:
EBITDA (1)..........................          $    37.8      $     47.1     $     51.0       $     54.6      $      48.1

Depreciation and amortization.......               18.6            20.3           18.3             18.7             18.7

Capital expenditures................                8.9             5.8            8.4              9.6              7.8

Ratio of earnings to fixed

charges (2).........................                   -               -           1.4              1.5              0.9

Balance Sheet Data (at period-end):

Total assets........................          $   314.1      $    293.0     $    282.3       $    266.8      $     261.3
Debt................................              244.7           233.2          214.8            199.8            202.2
Stockholders' equity................               23.1            11.1           16.5             15.8              9.9


Notes to Selected Financial Data:

1. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion. EBITDA presented for the years ended September 30, 1998 and 2001 exclude unusual charges of $11.6 million, and $11.4 million respectively.

2. Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs). Earnings for the period ended September 30, 1997 and 1998 were inadequate to cover fixed charges by $6.0 million and $9.2 million respectively.

3. During fiscal 1998, the Company recorded a restructuring charge of $11.6 million related to the restructuring plans announced by the Company during the fiscal year. On February 3, 1998, the Company announced the appointment of Michael A. McLain as President and Chief Executive Officer and on March 25, 1998, the Company announced plans to close the Boston headquarters and relocate it to Indianapolis, Indiana, where the Company has substantial operations. In addition, on September 30, 1998 the Company announced plans to improve profitability through complexity reduction and restructuring.

4. On September 30, 2001, the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines (See Note 17 of Notes to Consolidated Financial Statements).

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

General

In the latter part of fiscal 1996, the Company undertook efforts to implement a new management information system, integrate the Peltor(R) and Eastern acquisitions that were acquired earlier in that year, and change the manufacturing orientation at its Southbridge, Massachusetts facility towards cellular manufacturing. Difficulties associated with the systems conversion as well as the other initiatives resulted in problems with production planning and control, shipping and distribution, and overall customer service. Throughout most of fiscal 1997 the Company spent significant sums in order to mitigate the effects of these problems on its customer base. As the year progressed, the Company realized improvements in service levels as well as a return towards historic levels of profitability.

During fiscal year 1998 the Company continued to realize these improvements and experienced four successive quarters of operating profitability improvements, excluding the $11.6 million restructuring charge and $0.5 million of personnel relocation costs associated with the move of the corporate headquarters from Boston, Massachusetts to Indianapolis, Indiana, as compared with the same quarters of the prior year. A new management team was installed, starting with the appointment of Michael A. McLain as President and Chief Executive Officer on February 3, 1998. Greater utilization of the new management information system allowed the Company to realize additional operating improvements. To further accelerate the operational benefits of the new management information system, the Company completed a major update of its SAP management information system to version 3.1H and intends to continue to apply information system version upgrades, as the Company deems appropriate.

During fiscal year 1999, the Company implemented the restructuring plan announced on September 30, 1998.

1. The Company reorganized into strategic business segments. The reportable segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. This change was made to allow greater management attention and focus.

2. The Company rationalized its product line in Safety Products; discontinuing over 50% of low volume, low margin stock keeping units. It consolidated its product offering to retail customers like Home Depot, Lowe's, ACE, etc. under the AOSafety(R) brand name and introduced improved packaging and new graphics at the same time. This rationalization has contributed to manufacturing efficiencies.

3. In the Safety Prescription Eyewear segment, the Company consolidated its customer service and distribution operations.

In addition, there have been continued productivity improvements in purchasing, logistics and manufacturing. These, along with the restructuring efforts, have resulted in significant improvements in gross margin versus the previous year.

A part of the savings was re-invested in selling and marketing to build brand equity and introduce new and innovative products. These included E-A-Rsoft(TM), Yellow Neons(R), the recently introduced SuperFit(TM), Nassau Rave(R) safety eyewear, new safety prescription eyewear frames and several new Peltor(R) communication products. The Lexa(R) product line, first introduced in 1998, has shown very positive growth.

During fiscal year 2000, the Company achieved record sales and EBITDA levels with sales increasing 4.9%, despite a stronger US dollar. On a currency adjusted basis sales were 7.7% higher than the previous year. Although sales were higher in all three of the Company's segments, the Specialty Composites trucking market began to soften during the fourth quarter. The continued productivity improvements in purchasing and manufacturing, especially in the manufacture of non-prescription eyewear product lines, drove a strong improvement in gross profit performance, resulting in a .8 point improvement in the gross profit percentage of sales. The gross profit would have been approximately an additional .6 points higher had it not been for the weakness of the Euro, which depressed revenue while having a more limited impact on manufacturing costs.

During fiscal year 2001, continued softening of the trucking market that began in the fourth quarter of the previous year was followed by overall softness in the North American economy. Order softness began with the consumer marketplace and then the industrial marketplace as consumer confidence and manufacturing employment in North America declined during the year. In addition, the US dollar continued to strengthen against most global currencies, which had the affect of depressing reported sales by approximately $8.0 million. Continued productivity improvements in purchasing and manufacturing enabled the Company to offset much of the impact on manufacturing overhead absorption due to reduced volume. Selling and administrative expenses decreased $8.3 million primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy. In May 2001 the Company completed an upgrade of its SAP management information system to version 3.1I and it intends to continue to apply information system version upgrades, as it deems appropriate. In July 2001, the Company successfully completed the refinancing of its indebtedness under its prior $165.0 million Senior Secured Credit Facility with a new $135.0 million facility and ended the year with undrawn revolver commitments of approximately $35.0 million and cash of $18.2 million.

Results of Operations

The  following   table  sets  forth  the  major   components  of  the  Company's
consolidated statements of operations expressed as a percentage of net sales.

                                              Year Ended September 30,
                                     1999               2000            2001
                                ---------------  ---------------  --------------
Net sales:
Safety Products                          73.1  %         71.9  %         72.7  %
Safety Prescription Eyewear              12.2            13.1            13.8
Specialty Composites                     14.7            15.0            13.5
                                --------------   -------------    --------------
Total net sales                         100.0           100.0           100.0
Cost of sales                            53.8            52.6            54.7
                                --------------   -------------    --------------
Gross profit                             46.2            47.4            45.3
Selling and administrative               30.1            31.3            30.8
Research and technical services           1.6             1.8             1.8
Amortization expense                      2.3             2.2             2.3
Other charges (income), net               0.3               -               -
Unusual charge                              -               -             3.2
                                --------------   -------------    --------------
Operating Income                          11.9 %         12.1  %          7.2  %
                                ==============   =============    ==============

Fiscal 2001 Compared to Fiscal 2000

Net Sales. Net sales in the year ended September 30, 2001 decreased 7.1% to $283.9 million from $305.5 million in the year ended September 30, 2000. The change in sales was primarily driven by the significant slowdown in the manufacturing sector of the economy as well as weakness in global currencies relative to the U.S. dollar. The strength of the U.S. dollar relative to foreign currencies had the impact of reducing sales by approximately $8.0 million. The Safety Products segment net sales in the year ended September 30, 2001 decreased 6.1% to $206.3 million from $219.7 million in the year ended September 30, 2000. The strength of the U.S. dollar relative to foreign currencies had the impact of reducing Safety Products sales by approximately $7.9 million. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2001 decreased 2.0% to $39.1 million from $39.9 million in the year ended September 30, 2000.

The Specialty Composites segment net sales in the year ended September 30, 2001 decreased 16.1% to $38.5 million from $45.9 million in the year ended September 30, 2000. The decrease was primarily driven by continued weakness in the North American economy and resulted in volume declines in the truck market and the electronics segment of the precision equipment market, which includes computers and personal communication system (PCS) applications.

Gross Profit. Gross profit in the year ended September 30, 2001 decreased 11.1% to $128.7 million from $144.7 million in the year ended September 30, 2000. Gross profit as a percentage of net sales in the year ended September 30, 2001 was 45.3% as compared to 47.4% in the year ended September 30, 2000. The decrease in gross margin was primarily due to the unusual charges related to the provision for inventory as discussed below. The gross profit percentage in the year ended September 30, 2001 excluding unusual charges was 46.2%. The additional decrease in gross margin was due to lower capacity utilization, higher utility costs and the adverse impact of foreign currencies partially offset by productivity improvements and cost reductions to offset the decline in volume. The average exchange rate used for the Euro in the consolidated financial statements for the year ended September 30, 2001 and 2000 was 0.888 and 0.970, respectively.

Selling and Administrative Expenses. Selling and administrative expenses in the year ended September 30, 2001 decreased 8.7% to $87.3 million from $95.6 million in the year ended September 30, 2000. The decrease is primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy. Additionally, expenses in 2000 included higher legal expenses related to the Moldex-Metric, Inc. trademark dispute as well as costs related to the development of our e-commerce infrastructure. Selling and administrative expenses as a percentage of net sales in the year ended September 30, 2001 were 30.8% of net sales, compared to 31.3% in the year ended September 30, 2000.

Other Charges (Income), Net. Other charges (income), net was an expense of $0.7 million for the year ended September 30, 2001 as compared to income of $0.2 million for the year ended September 30, 2000. The $0.7 million expense for the year ended September 30, 2001 was primarily attributed to foreign currency transaction losses of approximately $0.6 million. The $0.2 million income for the year ended September 30, 2000 was primarily attributed to foreign currency transaction gains of approximately $0.9 million somewhat offset by the $0.5 million write off of an abandoned information technology system that was under development for the Safety Prescription Eyewear segment.

Unusual Charges. On September 30, 2001 the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

The restructuring charge includes cash charges that total $2.3 million and includes $1.8 million for severance and related costs to cover the reduction of 5% of the Company's current work force and $0.5 million other costs associated with this plan. The restructuring also includes non-cash charges that total $9.1 million and includes $3.2 million for non-cancelable long term lease obligations, asset impairment charges of $2.9 million, $2.4 million for the write-off of inventory and $0.6 million related to the sale of the Company's Ettlingen, Germany location.

It is anticipated that the restructuring will be implemented over the next eighteen months and the annualized savings are expected to be $4.8 million, with $2.4 million occurring in fiscal year 2002. The inventory provision of $2.4 million was classified as cost of sales in the consolidated statement of operations with the remaining $9.1 million classified as operating expenses.

Operating Income. Primarily as a result of the factors discussed above, operating income excluding unusual charges, decreased $5.7 million or 15.3% in the year ended September 30, 2001 from $37.0 million in the year ended September 30, 2000. Operating income as a percentage of net sales in the year ended September 30, 2001 was 11.1% before unusual charges as compared to 12.1% in the year ended September 30, 2000.

Interest Expense, Net. Interest expense, net in the year ended September 30, 2001 decreased 2.9% to $23.7 million from $24.4 million in the year ended September 30, 2000. The decrease is attributed to a lower weighted average interest rate in the year ended September 30, 2001 as compared to the year ended September 30, 2000.

Income (Loss) Before Provision for (Benefit From) Income Taxes. Income (loss) before provision for (benefit from) income taxes decreased $16.4 million to a loss of $3.8 million in the year ended September 30, 2001 compared to income of $12.6 million in the year ended September 2000. Income before provision for benefits from income taxes excluding unusual charges decreased $4.9 million to $7.7 million compared to $12.6 million in the prior year.

Provision for (Benefit From) Income Taxes. The provision for (benefit from) income taxes in the year ended September 30, 2001 was $(1.9) million compared to $3.6 million in the year ended September 30, 2000.

Net Income (Loss). For the year ended September 30, 2001, the Company recorded a net loss of $(1.9) million as compared to net income of $9.0 million for the year ended September 30, 2000.

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


                                                 EBITDA Calculation
                                               (Dollars in Thousands)
                                      Year Ended                      Change
                                     September 30,       Favorable (Unfavorable)
                                  2000         2001       Amount      Percent
                                --------     --------    --------     -------
Operating Income               $  37,011     $ 19,914  $ (17,097)     (46.2)%
Add Backs:
   Depreciation                   10,056       10,123         67         0.7%
   Amortization of intangibles     6,859        6,530       (329)      (4.8)%
   Non-operating costs               692           44      (648)      (93.6)%
   Unusual charges                    --       11,441      11,441          --
                                --------     --------    --------     -------
EBITDA                          $ 54,618     $ 48,052   $ (6,566)     (12.0)%
                                ========     ========   =========     =======

EBITDA for the year ended September 30, 2001, excluding unusual charges, was $48.1 million, which was $6.6 million lower than the year ended September 30, 2000. This decrease was due primarily to the significant slowdown in the economy. EBITDA as a percentage of net sales in the year ended September 30, 2001, excluding unusual charges, was 16.9% as compared to 17.9% in the year ended September 30, 2000.

Fiscal 2000 Compared to Fiscal 1999

Net Sales. Net sales in the year ended September 30, 2000 increased 4.9% to $305.5 million from $291.1 million in the year ended September 30, 1999 as the sales in all three reportable segments increased. The Safety Products segment net sales in the year ended September 30, 2000 increased $7.0 million to $219.7 million from $212.7 million, or 3.3% even though the effect of the stronger U.S. dollar as compared to the European and Canadian currencies was to depress sales by approximately $6.4 million. Sales in Europe, to North American Consumer customers and to international customers were all higher than in the prior year. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2000 increased 12.5% to $39.9 million from $35.5 million in the year ended September 30, 1999. The Safety Prescription Eyewear segment net sales for the year ended September 30, 2000 included approximately $4.0 million of sales from Safety Optical that was acquired in August 1999. The Specialty Composites segment net sales in the year ended September 30, 2000 increased $3.0 million to $45.9 million from $42.9 million, or 6.9%. Increased sales were due to continued growth in sales of engineered products to the general aviation and precision equipment markets while sales into the trucking segment were lower by approximately 2%.

Gross Profit. Gross profit in the year ended September 30, 2000 increased 7.7% to $144.7 million from $134.4 million in the year ended September 30, 1999. Gross profit as a percentage of net sales in the year ended September 30, 2000 was 47.4% as compared to 46.2% in the year ended September 30, 1999. The continued productivity improvements in purchasing and manufacturing, especially in the manufacturing of the non-prescription eyewear product lines were the primary factors behind a strong improvement in the gross profit performance. The gross profit would have been approximately 47.6% had it not been for the weakness of the Euro that depresses revenue while having a more limited impact on manufacturing costs.

Selling and Administrative Expenses. Selling and administrative expenses in the year ended September 30, 2000 increased 9.2% to $95.6 million from $87.5 million in the year ended September 30, 1999. Selling and marketing spending increased $2.9 million as part of the Company's campaign to build brand awareness and loyalty by more strongly promoting its global brands. Administrative costs were higher due to higher legal costs driven by the Moldex-Metric, Inc. trademark dispute which was settled December 6, 2000, and the development of an e-commerce initiative designed to enhance the electronic commerce capability between the Company and its customers. Selling and administrative expenses as a percentage of net sales in the year ended September 30, 2000 were 31.3% of net sales, compared to 30.1% in the year ended September 30, 1999.

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

Other Charges (Income), Net. Other charges (income), net was income of $0.2 million for the year ended September 30, 2000 as compared to expense of $0.8 million for the year ended September 30, 1999. The $0.2 million income for the year ended September 30, 2000 was primarily attributed to foreign currency transaction gains of approximately $0.9 million somewhat offset by the $0.5 million write off of an abandoned information technology system that was under development for the Safety Prescription Eyewear segment. The $0.7 million expense for the year ended September 30, 1999 was primarily attributed to foreign currency transaction losses of approximately $0.6 million.

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

Income (Loss) Before Provision for (Benefit From) Income Taxes. Income before provision for (benefit from) income taxes increased $2.3 million in the year ended September 30, 2000 to income of $12.6 million compared to income of $10.3 million in the year ended September 30, 1999 due to the improved operating income.

Provision for (Benefit From) Income Taxes. The provision for (benefit from) income taxes in the year ended September 30, 2000 was $3.6 million compared to $3.2 million in the year ended September 30, 1999.

Net Income (Loss). For the year ended September 30, 2000, the Company recorded net income of $9.0 million as compared to $7.1 million for the year ended September 30, 1999.

EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined by the Company as extraordinary gains or losses, or gains or losses from disposition of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with accounting principles generally accepted in the United States of America as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be awarethat EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

                               EBITDA Calculation
                             (Dollars in Thousands)

                                         Year Ended          Change
                                        September 30, Favorable (Unfavorable)

                                       1999      2000    Amount    Percent
                                      -------   -------  -------   ------
Operating Income ...................  $34,619   $37,011   $2,392     6.9%
Add Backs:
      Depreciation .................    9,399    10,056      657     7.0%
      Amortization of Intangibles ..    6,793     6,859       66     1.0%
      Non-operating Costs ..........      190       692      502       --
                                     --------  --------  -------   ------
EBITDA                               $ 51,001  $ 54,618  $ 3,617     7.1%
                                     ========  ========  =======   ======

EBITDA for the year ended September 30, 2000 was $54.6 million, which was $3.6 million higher than for the year ended September 30, 1999. This increase was due primarily to improved sales volume, a strong gross margin performance partially offset by increased spending in selling, general administrative and technical costs. EBITDA as a percentage of net sales in the year ended September 30, 2000 was 17.9% as compared to 17.5% in the year ended September 30, 1999.

Effects of Changes in Exchange Rates

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currencies. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor(R), the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The company utilizes forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability.

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

On July 13, 2001, the Company amended and restated its credit agreement that provides for secured borrowings from a syndicate of lenders consisting of (i) a secured term loan facility of $100 million, (ii) a revolver credit facility for up to $30 million and (iii) a UK overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds (collectively the Restated Senior Bank Facilities).

Term loan maturities under the Restated Senior Bank Facilities are $ 8.0 million in fiscal 2002, $ 12.0 million in fiscal 2003 and $ 78.0 million thereafter. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's revolver and Term Loans mature in March 2005.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $7.8 million for capital expenditures for the year ended September 30, 2001 as compared to $9.6 million for capital expenditures for the year ended September 30, 2000 and $8.4 million for the year ended September 30, 1999. The Company's capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year.

The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. The Company's net cash provided by operating activities for the year ended September 30, 2001 totaled $21.5 million as compared to $27.6 million in 2000. The decrease was due primarily to a $10.9 million decline in net income, a $6.0 million unfavorable change in the Company's net change in assets and liabilities, partially offset by the $11.4 million non-cash restructuring charge. The Company's net change in assets and liabilities was primarily driven by a decrease in the change in accounts payable and accrued liabilities of $5.9 million and a decrease in the change of other assets and liabilities of $6.2 million, offset by an increase in the net change in accounts receivable of $4.0 million and an increase in the net change in inventories of $2.0 million.

Net cash used by investing activities was $7.8 million for the year ended September 30, 2001 as compared to $14.0 million for the year ended September 30, 2000 and $12.1 million in the year ended September 30, 1999. Net cash used by investing activities consisted of $7.8 million of capital expenditures in the year ended September 30, 2001 as compared to $9.6 million in the year ended September 30, 2000 and $8.3 million in the year ended September 30, 1999. In addition, the Company invested $4.1 million for the acquisition of Norhammer and $0.3 million for the acquisition of Livax in fiscal 2000 and $3.7 million for the acquisition of Safety Optical in fiscal 1999.

Net cash generated by financing activities for the year ended September 30, 2001 was $1.6 million compared to cash used by financing activities of $11.6 million in 2000 and $16.2 million in 1999. The increase of $13.3 million in fiscal 2001 consisted of $14.2 million in repayments on the preexisting revolving credit facility and $26.8 million of increased borrowings under the amended term loan agreement. In 1999 net cash used for financing activities included $12.9 million for the repayment of term loans, and $2.2 million of repayments under the revolving credit facility and $1.4 million for the repayment of other long term debt.

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

Levels of sales and profitability may be impacted by service levels, continued new product development, worldwide economic conditions and competitive pressures. In particular, during 2001 the Company was affected by the significant slowdown in the manufacturing sector of the economy and the strength of the U.S. Dollar relative to foreign currencies. In addition, the Company may make additional acquisitions in the future and would rely on internally generated funds and, to the extent necessary, on borrowings to finance such acquisitions.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks related to changes in foreign currencies, interest rates and commodity pricing. The Company uses derivatives to mitigate the impact of changes in foreign currencies and interest rates. All derivative activities are for purposes other than trading. The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. The Company has formally documented its hedging relationships, including identification of hedging instruments and the hedge items, as well as its risk management objectives.

Foreign Currency Risk

The Company's results of operations are subject to risk associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures on European operations. The Company has utilized forward foreign currency contracts for transaction and cash flow exposures. During the year ended September 30, 2001 net transaction losses were $0.4 million and cash flow hedge losses were of $0.2 million. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling (GBP) and Euros.

The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.3 million transition adjustment charge to accumulate other comprehensive income to recognize the fair value of forward foreign currency contracts designated as cash flow hedges. As a result of the forward foreign currency contracts the Company has recorded a derivative liability of $0.4 million as of September 30, 2001. The forward foreign currency contracts will expire over the next 3 months.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates of its floating rate debt. With the continuing increases in interest rates since June of 1999, the Company unwound its zero premium collar on February 28, 2000, rolling gains into a new interest rate swap that matches the notional amounts of the credit agreement by loan currency. This interest rate swap expired August 31, 2001. During the year ended September 30, 2001, the Company incurred an additional $0.7 million of interest expense as a result of the interest rate swap.

The adoption of SFAS No. 133 on October 1, 2001 resulted in a $0.1 million transaction adjustment charge to accumulated other comprehensive income to recognize the fair value of the interest rate swap agreement designated as a cash flow hedge. With the expiration of the interest swap in August of 2001, the fair value became zero.

As a result of the current economic slowdown and corresponding interest rate reduction, the Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable term debt. The collar floor is set at 2% LIBOR and cap at 6.25% LIBOR. The Company is of the opinion that it is well positioned to manage interest expense in the short term and continues to monitor rates and has mitigated the risks of potential interest rate hikes and the related profit impact on the Company's financial statements through these efforts.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements


Independent Auditor's Report..................................................27
Report Of Independent Public Accountants......................................28
Consolidated Balance Sheets...................................................29
Consolidated Statements Of Operations.........................................30
Consolidated Statements Of Stockholders' Equity...............................31
Consolidated Statements Of Cash Flows.........................................32
Notes To Consolidated Financial Statements....................................33

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Aearo Corporation:

We have audited the accompanying consolidated balance sheet of Aearo Corporation and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries at September 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly well in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Indianapolis, Indiana
November 9, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Aearo Corporation:

We have audited the accompanying consolidated balance sheet of Aearo Corporation and subsidiaries (a Delaware corporation) as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the accompanying financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. For the years ended September 30 1999 and 2000, the schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
December 15, 2000

                       AEARO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Amounts)
                                                                September 30,
                                                              2000        2001
                                                           ---------    -------
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................$  3,495  $  18,233
     Accounts receivable (net of reserve for doubtful
       accounts of $1,354 and $831 respectively) ...........  44,242     42,428
     Inventories ...........................................  34,310     29,564
     Deferred and prepaid expenses .........................   2,623      2,325
                                                            --------  ---------
       Total current assets ................................  84,670     92,550
                                                            --------  ---------

LONG TERM ASSETS:
     Property, plant and equipment, net ....................  53,163     47,003
     Intangible assets, net ................................ 126,242    118,200
     Other assets ..........................................   2,691      3,549
                                                            --------  ---------
       Total assets ........................................$266,766  $ 261,302
                                                            ========  =========

                            LIABILITIES
CURRENT LIABILITIES:
     Current portion of long-term debt .....................$ 19,313  $   8,393
     Accounts payable and accrued liabilities ..............  36,666     37,896
     Accrued interest ......................................   3,423      2,691
     U.S. and foreign income taxes .........................   5,375      2,265
                                                            --------  ---------
       Total current liabilities ...........................  64,777     51,245
                                                            --------  ---------

Long-term debt ............................................. 180,506    193,836
Deferred income taxes ......................................     507        383
Other liabilities ..........................................   5,127      5,982
                                                            --------  ---------
       Total liabilities ...................................$250,917  $ 251,446
                                                            --------  ---------

                   COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
     Preferred stock, $.01 par value-
     (Redemption value of $85,590 and $96,801 respectively)
     Authorized - 200,000 shares
     Issued and outstanding - 45,000 shares ................     --         --
     Common stock $.01 par value-
       Authorized -- 200,000 shares
       Issued and outstanding -- 102,088 and 102,088 shares        1         1
Additional paid-in-capital .................................  32,213    32,374
Retained earnings (deficit) ................................    (614)  (2,494)
Accumulated other comprehensive loss ....................... (15,751) (20,025)
                                                            --------  --------
       Total stockholders' equity ..........................  15,849     9,856
                                                            --------  --------
       Total liabilities and stockholders' equity .........$ 266,766 $ 261,302
                                                           ========= =========

The accompanying notes are an integral part of these consolidated financial statements

                       AEARO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                  Years Ended September 30,
                                                 1999       2000         2001
                                             ----------  ----------   ---------

Net sales....................................$  291,089  $  305,475   $ 283,862
Cost of sales................................   156,735     160,759     152,849
Unusual charges..............................         -           -       2,364
                                             ----------  ----------  ----------
 Gross profit................................   134,354     144,716     128,649

Selling and administrative...................    87,543      95,560      87,286
Research and technical services..............     4,651       5,528       5,162
Amortization expense.........................     6,793       6,859       6,530
Other charges (income), net..................       748       (242)         680
Unusual charges..............................                             9,077
                                             ----------  ----------   ---------

 Operating income............................    34,619      37,011      19,914
 Interest expense, net.......................    24,322      24,387      23,666
                                             ----------  ----------   ---------

 Income (loss) before provision for (benefit
      from) income taxes.....................    10,297      12,624     (3,752)
 Provision for (benefit from) income taxes...     3,244       3,576     (1,872)
                                             ----------  ----------   ----------

 Net income (loss)...........................$    7,053  $    9,048  $  (1,880)
                                             ==========  ==========   =========

The accompanying notes are an integral part of these consolidated financial statements

                       AEARO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)



                                                                                      Accumulated
                                   Preferred Stock   Common Stock     Additional                 Other             Comprehensive
                                   ----------------------------------- Paid-in   Accumulated  Comprehensive            (Loss)
                                   Shares Amount  Shares     Amount    Capital     Deficit        Loss      Total      Income
                                   -----------------------------------
                                   ---------------------------------------------------------------------------------------------
Balance, October 1, 1998......      45,000     -  102,338           1  $ 32,383   $(16,715)   $(4,618)       $11,051
  Repayment of shareholder
    notes.....................           -     -        -           -       143         -            -         143
  Sales of common
    stock, net................           -     -      200           -        40         -            -          40
  Foreign currency
    translation adjustment....           -     -        -           -         -         -      (1,813)      (1,813) $  (1,813)
  Net income..................           -     -        -           -         -       7,053          -       7,053       7,053
                                                                                                                   -----------
    Comprehensive income......                                                                                      $    5,240
                                   ------------- --------  ---------- ---------  ----------  ---------      ------  ==========
Balance, September 30, 1999...      45,000     - 102,538            1    32,566     (9,662)    (6,431)      16,474

    Issuance of shareholder notes        -     -        -           -      (67)           -          -        (67)
    Repurchase of common stock, net      -     -    (450)           -     (286)           -          -       (286)
  Foreign currency
    translation adjustment....           -     -        -           -         -           -    (9,320)      (9,320) $  (9,320)
  Net income..................           -     -        -           -         -       9,048          -       9,048       9,048
                                                                                                                   -----------
    Comprehensive loss........                                                                                     $     (272)
                                   ------------- --------  ---------- ---------  ----------  ---------      ------ ===========
Balance, September 30, 2000...      45,000     -  102,088           1    32,213       (614)   (15,751)      15,849
  Repayment of shareholder
    Notes.....................          -      -        -           -       161           -          -         161
  Foreign currency
    translation adjustment....          -      -        -           -        -            -    (4,252)      (4,252)$   (4,252)
  Unrealized loss on derivative
    Instruments...............                                                                    (22)        (22)        (22)
  Net income..................          -      -        -           -        -      (1,880)          -      (1,880)    (1,880)
                                                                                                                   -----------
    Comprehensive loss........                                                                                     $   (6,154)
                                   ------ ------ --------  ---------- --------   ----------  ---------      ------ ===========
Balance, September 30, 2001...     45,000 $    - $102,088  $        1 $ 32,374   $  (2,494)  $(20,025)      $9,856
                                   ====== ====== ========  ========== ========   ==========  =========      ======

The accompanying notes are an integral part of these consolidated financial statements

                       AEARO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                       Years Ended September 30,
                                                                     1999        2000        2001
                                                                 --------    --------    --------
Cash Flows from Operating Activities:
  Net income (loss) ..........................................   $  7,053    $  9,048    $ (1,880)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities--
     Depreciation ............................................      9,399      10,056      10,123
     Amortization ............................................      8,853       8,616       8,543
     Deferred income taxes ...................................        (70)       (196)       (101)
     Provision for restructuring charge ......................       --          --        11,441
     Other non-cash items, net ...............................        346         859         248
     Changes in assets and liabilities--
        Accounts receivable, net .............................        300      (2,812)      1,210
        Inventories ..........................................     (3,156)       (275)      1,758
        Accounts payable and accrued liabilities .............      3,126         633      (5,222)
        Other ................................................        447       1,631      (4,582)
                                                                 --------    --------    --------
           Net cash provided by operating activities .........     26,298      27,560      21,537
                                                                 --------    --------    --------
Cash Flows from Investing Activities:
     Cash paid for Norhammer .................................       --        (4,115)         --
     Cash paid for Livax .....................................       --          (350)         --
     Cash paid for Safety Optical ............................     (3,725)       --            --
     Additions to property, plant and equipment ..............     (8,355)     (9,552)     (7,799)
     Proceeds provided by disposals of property,
        plant and equipment ..................................         29          34          38
                                                                 --------    --------    --------
           Net cash used in investing activities .............    (12,051)    (13,983)     (7,761)
                                                                 --------    --------    --------

Cash Flows from Financing Activities:

     Sale (repurchase) of common stock, net ..................         40        (286)         --
     Repayment (issuance) of shareholder notes ...............        143         (67)        161
     (Repayment of) proceeds from revolving
        credit facility, net .................................     (2,150)      4,150     (10,000)
     (Proceeds from) repayment of term loans .................    (12,853)    (15,146)     11,700
     Repayment of other long-term debt .......................     (1,386)       (269)       (222)
                                                                 --------    --------    --------
           Net cash (used in) provided by financing activities    (16,206)    (11,618)      1,639
                                                                 --------    --------    --------

Effect of Exchange Rate Changes on Cash ......................       (728)     (2,514)       (678)
                                                                 --------    --------    --------

Net increase (decrease) in Cash and Cash Equivalents .........     (2,687)       (555)     14,738
Cash and Cash Equivalents, beginning of year .................      6,737       4,050       3,495
                                                                 --------    --------    --------
Cash and Cash Equivalents, end of year .......................   $  4,050    $  3,495    $ 18,233
                                                                 ========    ========    ========
Cash Paid for:
Interest .....................................................   $ 22,641    $ 22,637    $ 22,023
                                                                 ========    ========    ========
Income taxes .................................................   $  1,485    $  2,233    $  1,983
                                                                 ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                       AEARO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation
("Aearo"), and its direct wholly owned subsidiary, Aearo Company I, doing business as Aearo Company, a Delaware corporation (the "Subsidiary") (collectively referred to herein as the Company) manufactures and sells products through three reportable segments. The Company's segments are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits under the brand names: AOSafety(R), E-A-R(R), and Peltor(R). The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures and sells a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

Aearo Corporation was formed by Vestar Equity Partners, L.P. ("Vestar") in June 1995 to effect the acquisition of substantially all of the assets and liabilities of Cabot Safety Corporation and certain affiliates (the "Predecessor"), all of which were wholly owned by Cabot Corporation ("Cabot"), (the "Formation Acquisition"). The Formation Acquisition closed on July 11, 1995, when Aearo Corporation acquired substantially all of the assets and certain liabilities of the Predecessor for cash, preferred stock and a 42.5% common equity interest in Aearo Corporation. Aearo Corporation immediately contributed the acquired assets and liabilities to Aearo Company, a wholly owned subsidiary of Aearo Corporation, pursuant to an asset transfer agreement dated June 13, 1995. Aearo Corporation has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of Aearo Company. Separate financial statements of Aearo Company are not presented because they do not provide any additional information from what is presented in the consolidated financial statements of Aearo Corporation that would be meaningful to the holders of the Senior Subordinated Notes (see Note
7).

The Formation Acquisition has been accounted for as a purchase transaction effective as of July 11, 1995, in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions, and accordingly, the consolidated financial statements for the periods subsequent to July 11, 1995 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on a portion of their estimated fair values as of July 11, 1995. The valuation of assets and liabilities reflect carryover basis for the percentage ownership retained by Cabot.

2.  Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies of the Company are described below.

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

Reclassifications

Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications have no impact on net income (loss) previously reported.


Revenue Recognition

The Company recognizes revenue upon shipment of its products to customers.

Advertising

The Company  expenses the costs of advertising as incurred.  These expenses were
approximately  $7,507,000,   $7,870,000  and  $5,882,000  for  the  years  ended
September 30, 1999, 2000 and 2001, respectively.

Cash Equivalents

The Company considers all time deposits and short-term investments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation and Transactions

Assets and liabilities of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the approximate average exchange rates during the year. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income. For the years ended September 30, 1999, 2000 and 2001 the accompanying consolidated statements of operations include approximately $559,000, $444,000 and $394,000, respectively, of transaction losses included in other (income) charges, net.

The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability related to trade accounts receivable and trade accounts payable denominated in foreign currencies. Gains and losses related to contracts designated as hedges of trade accounts receivable and trade accounts payable denominated in foreign currencies are accrued as exchange rates change and are recognized in the accompanying consolidated statements of operations as transaction (gains) and losses and included in other (income) charges, net. As of September 30, 2001, the Company had forward foreign currency contracts open in the following amounts:

Currency             Amount (000s)   Contract Position
--------             -------------   -----------------
British Pound             3,398             Buy
Canadian Dollar             259             Buy
Norwegian Krona           4,374             Sell
Swedish Krona           111,122             Buy
Swiss Franc               1,538             Buy
Euro                     8,876              Sell
Danish Krona              2,807             Sell

As of September 30, 2001, the Company has recorded an unrealized loss of $92,000 associated with the above forward foreign currency contract commitments.

The Company enters into foreign currency forward contracts to hedge a portion of anticipated sales denominated in Great Britain Pound Sterling and Euro to mitigate the impact of the effects of changes in foreign currency rates on profitability related to cash flows from European operations. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the other charges (income), net. For the year ended September 30, 2000 and 2001, the consolidated statement of operations included approximately $1.4 million and ($0.2) million of gains (losses) related to these instruments.

The U.S. dollar equivalent notional amount of outstanding forward foreign currency contracts to hedge a portion of anticipated sales denominated in Great Britain Pound Sterling and Euro is approximately $7.7 million at September 30, 2001. Deferred losses related to hedges of future sales transactions were approximately $22,000 at September 30, 2001. Contracts outstanding at September 30, 2001 mature at various dates through December 31, 2001. The Company does not enter into these contracts for trading purposes.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $2,902,000, $2,928,000 and $2,414,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

Property, plant, equipment, and the related estimated useful lives are as follows:

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

Estimated lives by major category of intangible assets at September 30, 2001 are as follows:

Goodwill                  25 years
--------                  --------
Patents                   Life of patents (up to 17 years)
Non-compete agreements    Life of agreements (up to 5 years)
Trademarks, trade names
and other                 Varies from 15 to 25 years

Impairment

The Company accounts for long-lived and certain intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually reviews its long-lived and intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. During the year ended September 30, 2000, the Company identified a certain information technology system that was impaired. As a result, the Company wrote off approximately $500,000 related to this system, which is included in other (income) charges, net. During the year ended September 30, 2001, the Company identified certain assets in the Newark, Delaware facility that were impaired. As a result, the Company wrote off approximately $2.9 million related to those assets (see Note 17).

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and aggregated $1.8 million and $2.0 million for the years ended September 30, 2000 and 2001, respectively.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, Senior Subordinated Notes, bank debt (including term loans, revolving credit facility and other debt) and interest rate instruments. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 2001, except for the Senior Subordinated Notes, for which the Company estimates the fair market value to be approximately $ 98.0 million at September 30, 2001. The Company had no open interest rate instruments at September 30, 2001.

The Company also has off-balance sheet financial instruments in the form of forward foreign currency contracts as described in Note 2. Current market prices were used to estimate the fair value of the forward foreign currency contracts.

The future value of the forward foreign currency contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counter-parties to these contracts are substantial and creditworthy financial institutions. Neither the risks of counter-party non-performance nor the economic consequences of counter-party non-performance associated with these contracts are considered by us to be material.

Accounting for Stock-based Compensation

SFAS No. 123 "Accounting for Stock-Based Compensation" addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company intends to continue accounting for its stock-based compensation plans for employees in accordance APB No. 25, "Accounting for Stock Issued to Employees". Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock-based compensation plans for employees must make footnote disclosure of the pro forma effects on earnings per share, had the principles contained within SFAS No. 123 been applied (see Note 12).

Shipping and Handling Fees and Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $9.7 million, $9.9 million and $9.3 million in fiscal 1999, 2000 and 2001, respectively. The
Company recovers a portion of its shipping and handling costs from its customers. In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs". This pronouncement was effective for the Company beginning in the fourth quarter of fiscal 2001. Prior to the effective date, reimbursements received from customers for shipping and handling costs had been classified as a reduction of the related expense. As required by this pronouncement, the Company has reclassified reimbursements for all prior periods presented to net sales, including reimbursements totaling $0.7 million, $0.5 million and $0.4 million in fiscal 1999, 2000 and 2001, respectively.

Accounting for Derivative Instruments and Hedging Activities

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 on October 1, 2000 resulted in a $0.4 million transition adjustment charge to accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges.

The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Amounts accumulated in other comprehensive income (loss) will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate swaps.

As a result of the forward foreign currency contracts, the Company has recorded a derivative liability of $22,000 at September 30, 2001. All forward contracts will expire over the next three months. There were no interest rate derivatives at September 30, 2001.

For the year ended September 30, 2001 the Company reclassified into earnings a net loss of $244,000 resulting from the exercise of forward foreign currency contracts and a net loss of $724,000 resulting from interest rate swap settlements. All forward foreign currency contracts and interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $392,000 for the year ended September 30, 2001.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In July 2001,  the FASB issued SFAS  No.143,  "Accounting  for Asset  Retirement
Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of adopting these standards and has not yet determined the effect of adoption on its financial position and results of operations.

3. Inventories

   Inventories consisted of the following at September 30
   (dollars in thousands):
                                           2000      2001
                                        -------   -------
   Raw materials .......................$ 8,246   $ 7,259
   Work in process .....................  7,662     8,364
   Finished goods ...................... 18,402    13,941
                                        -------   -------
                                        $34,310   $29,564
                                        =======   =======

4. Property, Plant and Equipment

   Property, plant and equipment consisted of the following at September 30 (dollars in thousands):
                                        2000             2001
                                    -----------      -----------
   Land ............................$     2,570      $     2,540
   Buildings and improvements .......    19,043           19,650
   Machinery and equipment ..........    54,086           49,912
   Furniture and fixtures ...........    18,571           19,715
   Construction in progress ........      4,633            7,015
                                     ----------      -----------
                                         98,903           98,832
   Less - Accumulated depreciation .     45,740           51,829
                                    -----------      -----------
                                    $    53,163      $    47,003
                                    ===========      ===========
5. Intangible Assets

Intangible assets consisted of the following at September 30 (dollars in thousands):
                                                            2000            2001
                                                        --------        --------
Goodwill .......................................          82,037        $ 80,395
Trademarks and trade names .....................          74,122          74,122
Patents ........................................           1,638           1,638
Non-compete agreement ..........................             834             585
Other ..........................................             375             215
                                                        --------        --------
                                                         159,006         156,955
Less - Accumulated amortization ................          32,764          38,755
                                                        --------        --------
                                                        $126,242        $118,200
                                                        ========        ========

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at
September 30 (dollars in thousands):
                                                             2000           2001
                                                          -------        -------
Accounts payable - trade .........................        $16,454        $14,614
Accrued liabilities -
Employee compensation and benefits
(Note 9) .........................................         12,957         11,827
Restructuring reserve ............................           --            6,343
Other ............................................          7,255          5,112
                                                          -------        -------
                                                          $36,666        $37,896
                                                          =======        =======

7. Debt

The long-term debt consisted of the following at September 30 (dollars in thousands):
                                                              2000          2001
                                                          --------      --------
Term loans, due 2002 ...............................      $ 39,102      $  8,131
Term loans, due 2003 ...............................        47,875        12,196
Term loans, due 2004 ...............................          --          16,262
Term loans, due 2005 ...............................          --          63,047
Revolving credit facility ..........................        10,000          --
Senior subordinated notes, due 2005, 12.5% .........       100,000       100,000
Mortgage note, due 1998 - 2006, 10.1% ..............         2,300         2,236
Other ..............................................           542           357
                                                          --------      --------
                                                           199,819       202,229
Less-- Current portion of long-term debt ...........        19,313         8,393
                                                          --------      --------
     Total .........................................      $180,506      $193,836
                                                          ========      ========

Senior Bank Facilities

The Company's Senior Bank Facilities consist of Term Loans and a Revolving Credit Facility as hereinafter defined. The Senior Bank Facilities consist of
(a) a secured term loan facility consisting of loans providing for up to $100.0 million of A Term Loans (collectively, the Term Loans); a portion of the A Term Loans is denominated in an equivalent amount of foreign currencies, (b) a secured revolving credit facility (the Revolving Credit Facility) providing for up to $30.0 million of revolving loans, for general corporate purposes and, as to $30.0 million thereof, to finance permitted acquisitions and (c) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $10.0 million. A Term Loans amortize quarterly over a four year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is March 31, 2005.

At the Company's option, the interest rates per annum applicable to the Senior Bank Facilities are either (a) an adjusted rate based on the London Interbank Offered Rate (LIBOR) plus a margin of 3.25% in the case of A Term Loans and 2.75% for Revolving Loans or (b) the Base Rate, as defined, plus a margin of 2.25% in the case of A Term Loans and 1.75% for Revolving Loans. The Base Rate is the higher of Bankers Trust Company's announced prime lending rate or the Overnight Federal Funds rate plus 0.50%. The Company must pay certain fees in connection with the Senior Bank Facilities, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and a 0.25% facing fee relating to the issuance of letters of credit.

The Company is entitled to an Interest Reduction Discount of .25% when the Company achieves a leverage ratio of less then 3.50. The discount would apply to all A Term Loans and the Revolving Loans.

Under the terms of the Senior Bank Facilities, Aearo Company is required to comply with a number of affirmative and negative covenants. Among other restrictions, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios, fixed charge coverage ratios and limits on the amount of permitted capital acquisitions. The Senior Bank Facilities also impose limitations on certain business activities of Aearo Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, sales of certain assets and limitations on transactions with affiliates. As of September 30, 2001, Aearo Company is in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

On October 17, 2001, the Senior Bank Facilities were amended to allow the Company to repurchase up to $10.0 million of Senior Subordinated Notes at par or below. The first $5.0 million would be purchased from available cash with the second $5.0 million from cash or new A Term Loans. This amendment expires December 20, 2001.

Term Loans

At September 30, 2001, the total balance outstanding on the A Term Loans was $99.6 million and interest rates were 5.8% for the U.S. Dollar A Term Loan ($58.8 million US dollars outstanding at September 30, 2001), 7.8% for the British Pound A Term Loan (17.3 million British Pounds outstanding at September 30, 2001), 6.9% for the Euro A Term Loan (12.6 million Euro outstanding at September 30, 2001), and 6.5% for the Canadian A Term Loan (6.2 million Canadian dollars outstanding at September 30, 2001). For the year ended September 30, 2001, the weighted average interest rates paid were 7.0%, 8.6% 7.8% and 7.6% for the U.S. Dollar A Term Loan, the British Pounds A Term Loan, the Euro A Term Loan and the Canadian A Term Loan, respectively.

At September 30, 2000, the total balance outstanding on the Term Loans was $87.0 million and interest rates were 9.0% for the U.S. Dollar A Term Loan ($15.5 million U.S. dollars outstanding at September 30, 2000), 6.7% for the German Deutsche Mark A Term Loan (13.8 million German deutsche marks outstanding at September 30, 2000), 9.1% for the British Pound A Term Loan (9.0 million British pounds outstanding at September 30, 2000), 8.4% for the Canadian A Term Loan (6.2 million Canadian dollars outstanding at September 30, 2000), and 9.5% for the U.S. Dollar B Term Loan ($47.9 million U.S. dollars outstanding at September 30, 2000). For the year ended September 30, 2000, the weighted average interest rates paid were 8.6%, 6.1%, 8.6%, 8.0%, and 9.1% for the U.S. Dollar A Term Loan, the German Deutsche Mark A Term Loan, the British Pound A Term Loan, the Canadian A Term Loan and the U.S. Dollar B Term Loan, respectively.

Revolving Credit Facility

At September 30, 2001, no amounts were outstanding on the Revolving Credit Facility. For the year ended September 30, 2001, the maximum amount outstanding was $23.4 million, the average was $13.5 million and the weighted average interest rate paid was 8.8%. At September 30, 2001, approximately $29.3 million is available for additional borrowings and $30.0 million to finance additional permitted acquisitions.

At September 30, 2000, the balance outstanding on the Revolving Credit Facility was $10.0 million, all of which bore interest at LIBOR ($5.0 million at 8.91% and $5.0 million at 8.94%). For the year ended September 30, 2000, the maximum amount outstanding was $23.2 million, the average was $13.4 million, and the weighted average interest rate paid was 9.3%.

Senior Subordinated Notes

In connection with the acquisition, Aearo Company issued $100.0 million of Senior Subordinated Notes due 2005 (Notes), which are unsecured obligations of Aearo Company. The Notes bear interest at a rate of 12.5% per annum and interest is payable semiannually on each January 15 and July 15.

The Notes are redeemable at the option of Aearo Company, on or after July 15, 2000. From and after July 15, 2000, the Notes will be subject to redemption at the option of Aearo Company, in whole or in part, at various redemption prices, declining from 106.3% of the principal amount to par on and after July 15, 2004. The Company repurchased $2.0 million of Notes in October 2001.

The Notes indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facilities discussed above. As of September 30, 2001, Aearo Company is in compliance with the various covenants of the Notes agreement. The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by Aearo Corporation.

Maturities

As of September 30, 2001, the scheduled maturity of indebtedness for each of the next five years and thereafter is as follows (dollars in thousands):
                       Amount
                  -----------
2002              $     8,393
2003                   12,289
2004                   16,363
2005                  163,157
2006                    1,919
Thereafter                108
                  -----------
                     $202,229
8.  Interest Expense, Net

Interest expense, net comprises the following items (dollars in thousands):

                                     Years Ended September 30,
                               1999            2000             2001
                          ------------   -------------   --------------
Expense                   $     24,553   $     24,546    $      23,869
Income                           (231)          (159)            (203)
                          ------------   ------------    -------------
Interest expense, net     $     24,322   $     24,387    $      23,666
                          ============   ============    =============

9.  Employee Benefit Plans

The Company maintains a noncontributory defined benefit cash balance pension plan. Benefits provided under the plan are primarily based on years of service and the employee's compensation.

The tables that follow provide a reconciliation of benefit obligation, plan assets and funded status of the pension plan (dollars in thousands):

                                                     Years Ended September 30,
Change in benefit obligation .................      1999       2000        2001
                                                 -------    -------    --------
      Benefit obligation at beginning of year    $ 9,650    $ 9,500    $  9,887
           Service cost ......................     1,414      1,299       1,336
           Interest cost .....................       624        668         721
           Plan amendments ...................       115       --          --
           Benefits paid .....................    (1,306)    (1,299)       (993)
           Actuarial gain ....................      (997)      (281)        392
                                                 -------    -------    --------
      Benefit obligation at end of year ......   $ 9,500    $ 9,887    $ 11,343
                                                 =======    =======    ========

                                                      Years Ended September 30,
Change in plan assets ........................      1999        2000        2001
                                                 -------    --------    --------
Fair value of plan assets at beginning of year   $ 8,732    $  9,103    $ 10,535
   Actual return of plan assets ..............     1,327         960     (1,491)
   Employer contributions ....................       350       1,771       1,208
   Benefits paid .............................    (1,306)     (1,299)      (993)
                                                 -------    --------    --------
Fair value of plan assets at end of year .....   $ 9,103    $ 10,535    $  9,259
                                                 =======    ========    ========

                                                      As of September 30,
Reconciliation of Funded status ..............     1999        2000        2001
                                                 -------    --------    --------
  Fair value of plan assets at end of year ...     9,103      10,535      9,259
  Benefit obligations at end of year .........     9,500       9,887     11,343
                                                 -------    --------    --------
  Funded status ..............................   $  (397)   $    648    $(2,084)
  Unrecognized prior service cost ............       110         103         96
  Unrecognized actuarial (gain) ............. .   (3,034)     (3,442)      (572)
                                                 -------    --------    --------
Net pension liability included in accrued
  liabilities                                   $(3,321)   $ (2,691)   $ (2,560)
                                                 =======    ========    ========

                                                    Years Ended September 30,
Components of net periodic benefit cost ....     1999        2000        2001
                                                -------     -------     -------
  Service cost .............................    $ 1,414     $ 1,299     $ 1,336
  Interest cost ............................        624         668         721
  Expected return on plan assets ...........       (670)       (700)       (842)
  Unrecognized prior service cost ..........          5           7           7
  Recognized actuarial gain ................        (33)       (130)       (145)
                                                -------     -------     -------
  Net periodic benefit cost ................    $ 1,340     $ 1,144     $ 1,077
                                                =======     =======     =======

The weighted average assumptions used in determining net periodic benefit cost and the projected benefit obligation were as follows:
                                                       As of September 30,
                                                    1999        2000        2001
                                                   -----      -------     ------
Discount rate ..................................   7.50%       7.75%       7.50%
Expected long-term rate of return on plan assets   8.00        8.00        8.00
Rate of compensation increase ..................   4.00        4.00        4.00

In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP
Plan), which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States of America. The costs to the Company for the SERP Plan were $81,000, $141,000 and $121,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

A 401(k) plan, the Aearo Company Employees' 401(k) Savings Plan, was established as of May 1, 1990. Employees normally scheduled to work a minimum of 1,000 hours per year can join the plan immediately and may contribute up to 15% of their compensation. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 3% of the employee's pay. The costs to the Company for this Plan were $765,000, $857,000 and $903,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the years ended September 30, 1999, 2000 and 2001, the Company contributed approximately $197,000, $198,000, and $150,000, respectively.

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

10.  Related Party Transactions

An annual management fee, which is to be shared by Cabot and Vestar, is paid in aggregate amounts with respect to each fiscal year equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before cash interest, taxes, depreciation and amortization for such fiscal year. This annual management fee is shared by Cabot and Vestar based on their relative equity ownership of the Company and payments totaled approximately $ 706,000, $ 686,000 and $728,000 during the years ended September 30, 1999, 2000 and 2001, respectively.

The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after the Formation Acquisition as long as the Company pays to Cabot an annual fee of $400,000, as discussed in Note 13. The Company paid Cabot $400,000 for each of the years ended September 30, 1999, 2000 and 2001.

The Company has made available to certain members of management (Management Investors) loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by Common Stock purchased with the proceeds thereof, (ii) have a term of from five to 10 years, (iii) bear interest at an annual rate determined pursuant to
Section 7872(f)(2) of the Internal Revenue Code, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investors terminates. The aggregate amount of these loans was approximately $1,496,000 and $1,335,000 at September 30, 2000 and 2001, respectively, and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of stockholders' equity.

11.  Income Taxes

Income (loss) before provision for income taxes was as follows (dollars in thousands):
                                               Years Ended September 30,
                                          1999            2000             2001
                                       -------         -------         --------
   Domestic ..................         $ 3,836         $ 6,157         $(10,865)
   Foreign ...................           6,461           6,467            7,113
                                       -------         -------         --------
   Total .....................         $10,297         $12,624         $ (3,752)
                                       =======         =======         ========

A summary of provision (benefit) for income taxes was as follows (dollars in thousands):
                                                  Years Ended September 30,
U.S. Federal and State                     1999           2000           2001
                                          -------        -------        -------
     Current ...........................  $   347        $   163        $(3,525)
     Deferred ..........................      716          1,940             --
                                          -------        -------        -------
                                          $ 1,063        $ 2,103        $(3,525)
                                          =======        =======        =======
                                          $ 2,315          1,581          1,957
Foreign
     Current ...........................     (134)          (108)          (304)
     Deferred ..........................    2,181          1,473          1,653
                                          -------        -------        -------
Total .............................       $ 3,244          3,576        $(1,872)
                                          =======        =======        =======

The provision (benefit) for income taxes at the Company's effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):
                                                   Years Ended September 30,
                                                -------------------------------
                                                   1999        2000        2001
                                                -------     -------     -------
Computed tax expense (benefit) at the
     expected statutory rate ...............    $ 3,502     $ 4,293     $(1,277)
State taxes, net of federal effect .........        322          37         (51)
Foreign income taxed at different rates ....       (147)       (192)     (1,172)
Foreign dividends ..........................      1,888        --          --
Non-deductible goodwill amortization .......      1,076         320         308
Non-deductible expenses ....................         90         200         267
Increase (decrease) in valuation
      allowance ............................     (3,708)       (493)        110
Other, net .................................        221        (589)        (57)
                                                -------     -------     -------
Provision (benefit) for income taxes .......    $ 3,244     $ 3,576     $(1,872)
                                                =======     =======     =======

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

Deferred tax assets                              1999        2000        2001
                                               --------    --------    --------
Pension and other benefits .................   $  2,367    $  2,844    $  2,086
Property, plant and equipment ..............     (5,046)     (4,368)     (3,441)
Intangible assets ..........................      1,572         397       1,716
Restructuring charges ......................         71           7       2,079
Inventory ..................................      1,652         995       1,202
Net operating loss carryforwards - Foreign .        895         273       2,538
Net operating loss carryforwards - Domestic      11,155       9,719      10,474
Accrued Expenses and Other .................      1,101       1,747       1,233
                                               --------    --------    --------
Subtotal ...................................     13,767      11,614      17,887
Valuation allowances .......................    (14,592)    (12,121)    (18,270)
                                               ========    ========    ========
Total deferred tax liability ...............   $   (825)   $   (507)   $   (383)
                                               ========    ========    ========

The valuation allowance at September 30, 2000 and 2001 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic and foreign net operating loss carryforwards, before the tax effect, is approximately $30.8 million and $7.5 million, respectively, as of September 30, 2001. Of the valuation allowance recorded as of September 30, 2001, approximately $7.1 million will be used to reduce goodwill if the benefits are realized.

During the year ended September 30, 2000, approximately $1.9 million of valuation allowances originally established through purchase accounting were reversed through goodwill.

12. Stockholders' Equity

Stock Ownership and Stockholders' Agreement

As of September 30, 2001, Cabot owns 41.6% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares), Vestar owns 41.6% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares) and the Management Investors and certain other employees of the Company own 16.8% of common stock (17,087.5 shares). Vestar, Cabot and the Management Investors are parties to a stockholders' agreement (the Stockholders' Agreement). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

The preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded quarterly. Prior to September 30 2001, the Company calculated the preferred dividend based on an annual rate of 12.5%, compounded daily. During the year ended September 30, 2001 the Company amended the methodology used to calculate the dividend accrual to be in accordance with the Company's charter documents whereby the calculation was changed to a quarterly determination. To date, no dividends have been declared. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate. As of September 30, 2001, the redemption value of the preferred stock is $96,801,000.

Aearo Company is permitted to pay cash dividends to Aearo Corporation for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $1,000,000 in any fiscal year. As long as no event of default would result, Aearo Corporation and Aearo Company are permitted to pay dividends consisting of shares of qualified capital stock, as defined in the Senior Bank Facilities, and Aearo Corporation may redeem or purchase shares of its capital stock held by former employees of Aearo Corporation or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation with respect to such purchases or redemptions does not exceed $5.0 million in any fiscal year and $7.5 million in the aggregate. Aearo Company may pay cash dividends to Aearo Corporation for the latter purpose. Additionally, Aearo Corporation may pay dividends on its preferred stock in additional shares of preferred stock.

Stock Option Plans

On June 27, 1996, the Company adopted the Executive Stock Option Plan (the Executive Plan) whereby the Company, subject to approval of the Board of Directors, may grant up to 5,000 non-qualified options to certain members of management. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan, non-qualified and qualified options may be granted to employees of the Company. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar and Cabot on their investment in the Company or the tenth anniversary of the date of grant. The option term will be 10 years, except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 2001, a total of 12,071.25 options were outstanding under the Executive Plan and 1997 Option Plan and a total of 2,928.75 options were available for grant.

Pro Forma Stock-Based Compensation Expense

SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net
(loss) would have been increase by $0.1 million in the year ended September 30, 2001.

The fair value of each option grant was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions:

                                                         1999     2000     2001
                                                            -        -        -
Risk-free interest rate ............................    4.99%     6.01%    5.22%
Expected life of options granted ................... 10 years  10 years 10 years
Expected volatility of underlying stock ............       0%        0%       0%
Dividend yield .....................................       0%        0%       0%

Stock Option Activity

Stock option data for the Executive Plan and the 1997 Option Plan for the years ended September 30, 1999, 2000 and 2001 were as follows:

                                              Number          Weighted Average
                                            of Shares          Exercise Price

      Outstanding, September 30, 1998             7,154       $             600
      Granted                                     1,044                     600
      Exercised                                       -                       -
      Forfeited                                   (469)                     600
      Expired                                         -                       -
                                         --------------       ------------------

      Outstanding, September 30, 1999             7,729       $             600
      Granted                                       750                     600
      Granted                                     1,466                     800
      Exercised                                       -                       -
      Forfeited                                    (62)                     600
      Expired                                         -                       -
                                         --------------       ------------------

      Outstanding, September 30, 2000             9,883       $             630
      Granted                                     2,500                     800
      Exercised                                       -                       -
      Forfeited                                   (218)                     600
      Forfeited                                    (94)                     800
      Expired                                         -                       -
                                         --------------       ------------------
      Outstanding, September 30, 2001            12,071       $             664
                                         ==============       ==================

The following table sets forth information regarding options outstanding at September 30, 2001:

                                                                                                        Weighted Average
                                                                                   Weighted Average    Exercise Price for
  Number                              Number Currently     Weighted Average         Remaining            Currently
of Options        Exercise Price         Exercisable        Exercise Price      Contractual Life        Exercisable
-------------- --------------------- -------------------- -------------------- -------------------- --------------------
 8,199        $       600.00                 -           $       600.00           6.11 years               N/A
 3,872        $       800.00                 -           $       800.00           8.79 years               N/A

13.  Commitments and Contingencies

Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable operating leases. Rent expense under such arrangements totaled $5,544,000, $6,395,000 and $7,547,000 for the years ended September 30, 1999, 2000 and 2001, respectively. Future minimum rental commitments under noncancelable leases in effect at September 30, 2000 are as follows (dollars in thousands):

      2002   $ 4,701
      2003     3,873
      2004     3,356
      2005     2,215
      2006     2,383
Thereafter     1,518
             -------
Total        $18,046
             =======

Contingencies

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators, which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 1995. The Company has the right to discontinue the payment of such annual fee at any time, in which case the Company will assume responsibility for and indemnify Cabot with respect to such claims however, management intends to continue the annual payment of $400,000 to Cabot. The

Company may be responsible for claims alleged to arise out of the use of respirators manufactured by the Company as well as products purchased for resale. The Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) division that are not covered by the agreement with Cabot.

At September 30, 2001, the Company has reserved approximately $4.9 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is re-evaluated periodically and additional charges to operations may result as additional information becomes available. Consistent with the general environment being experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement, and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operations.

In December 2000, the Company reached a non-cash settlement with Moldex-Metric, Inc. as part of a trademark dispute involving the Company's "Yellow Neon Blasts"(TM) polyurethane earplugs.

14. Acquisitions

On October 28, 1999, the Company acquired Norhammer Limited of Ontario, Canada. The acquisition has been accounted for as a purchase transaction in accordance with APB No. 16, and, accordingly, the consolidated financial statements for the periods subsequent to October, 28, 1999 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of October 28, 1999.

The allocation of the $4.1 million purchase price and direct acquisition costs is summarized as follows (dollars in thousands):

Cash paid for Norhammer Limited                            $              3,711
Acquisition costs                                                           404
                                                           --------------------
      Total consideration and acquisition costs                           4,115
Net assets acquired                                                       1,188
                                                           --------------------
      Excess of consideration paid over historical cost    $              2,927
                                                           ====================

The allocation of excess of consideration paid over historical cost was allocated to goodwill.

On June 1, 2000, the Company acquired Norway based Livax A/S for approximately $0.3 million. The transaction has been accounted for as a purchase transaction in accordance with APB No. 16, and accordingly, the operating results of Livax have been included with those of the Company subsequent to June 1, 2000.

On August 2, 1999, the Company acquired Safety Optical, Inc. of Athens, Tennessee. The acquisition has been accounted for as a purchase transaction in accordance with APB No. 16, and accordingly, the consolidated financial statements for the periods subsequent to August 2, 1999 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of August 2, 1999.

The allocation of the $3.7 million purchase price and direct acquisition costs is summarized as follows (dollars in thousands):

Cash paid for Safety Optical, Inc                           $             3,425
Acquisition costs                                                           300
                                                            -------------------
      Total consideration and acquisition costs                           3,725
Net assets acquired                                                       1,029
                                                            -------------------
      Excess of consideration paid over historical cost     $             2,696
                                                            ===================

Allocation of Excess of Consideration Paid over Historical Cost:

Property, plant and equipment, net                          $               193
Intangible assets                                                         3,429
Accrued liabilities                                                       (926)
                                                            -------------------
                                                            $             2,696
                                                            ===================
15.   Segment Data

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

Net sales to external customers by business segment (dollars in thousands):

                                                1999          2000          2001
                                            --------      --------      --------
Safety Products ......................      $212,718      $219,710      $206,311
Safety Prescription Eyewear ..........        35,489        39,913        39,076
Specialty Composites .................        42,882        45,852        38,475
                                            --------      --------      --------
Total ................................      $291,089      $305,475      $283,862
                                            ========      ========      ========

EBITDA by business segment and reconciliation to income before provision for (benefit from) income taxes (dollars in thousands):
                                                      1999       2000      2001
                                                   -------   --------  --------
Safety Products ................................   $42,246   $ 48,775  $ 39,844
Safety Prescription Eyewear ....................     3,491      4,008     2,237
Specialty Composites ...........................     2,954      3,531     1,409
Reconciling items ..............................     2,310     (1,696)    4,562
                                                   -------   --------  --------
      Total EBITDA .............................   $51,001   $ 54,618  $ 48,052
                                                   =======   ========  ========

Depreciation ...................................     9,399     10,056    10,123
Amortization of intangibles ....................     6,793      6,859     6,530
Non-operating costs (income) ...................       190        692        44
Unusual charges ................................    11,441
Interest, net ..................................    24,322     24,387    23,666
                                                   -------   --------  --------
      Income before provision for/(benefit from)
       income taxes ............................   $10,297   $ 12,624  $ (3,752)
                                                   =======   ========  ========

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

Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $3.9 million and $4.2 million for the years ended September 30, 2000 and 2001, respectively. The intersegment sales value is generally determined at fully absorbed inventory cost at standard rates plus 25%.

Reconciling items include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on intercompany transactions not allocable to a specific segment.

Depreciation by business segment (dollars in thousands):
                                                1999          2000          2001
                                              ------       -------       -------
Safety Products .......................       $6,898       $ 7,384       $ 7,966
Safety Prescription Eyewear ...........          682           765           378
Specialty Composites ..................        1,819         1,907         1,779
                                              ------       -------       -------
Total .................................       $9,399       $10,056       $10,123

Identifiable assets by business segment (dollars in thousands):
                                                1999          2000          2001
                                            --------      --------      --------
Safety Products ......................      $230,123      $217,072      $201,183
Safety Prescription Eyewear ..........        13,546        13,986        15,095
Specialty Composites .................        25,052        23,730        18,918
Reconciling items ....................        13,572        12,078        26,106
                                            --------      --------      --------
Total ................................      $282,293      $266,866      $261,302
                                            ========      ========      ========

Reconciling items include corporate assets such as cash, information technology and other shared systems.

Capital expenditures by business segment (dollars in thousands):
                                                  1999         2000         2001
                                                ------       ------       ------
Safety Products .........................       $5,088       $7,628       $5,788
Safety Prescription Eyewear .............          883           37          425
Specialty Composites ....................        1,804        1,347        1,075
Reconciling items .......................          580          540          511
                                                ------       ------       ------
Total ...................................       $8,355       $9,552       $7,799
                                                ======       ======       ======

Reconciling items include corporate expenditures such as information technology and other shared systems.

Net sales by principal geographic areas (dollars in thousands):
                                           1999            2000             2001
                                    -----------     -----------      -----------
United States of America            $   182,615     $   194,452      $   179,398
Canada                                   22,346          22,103           20,370
United Kingdom                           15,866          16,635           13,501
Germany                                  11,009          11,449           11,447
Sweden                                   12,646          12,405           10,981
France                                    7,715           7,568            6,975
Italy                                     5,164           5,387            5,156
All others                               33,728          35,476           36,034
                                    -----------     -----------      -----------
Total                               $   291,089     $   305,475      $   283,862
                                    ===========     ===========      ===========

The sales as shown above represent the value of shipments into the customer's country of residence. For the years ended September 30, 1999, 2000 and 2001, no single customer accounted for more than 10% of sales.

Net identifiable assets by principal geographic areas (dollars in thousands):
                                           1999            2000             2001
                                    -----------     -----------      -----------
United States of America            $   184,603     $   176,822      $   173,076
Canada                                    5,693           9,333            9,584
United Kingdom                           17,458          17,708           19,304
Germany                                   1,830           1,451            2,138
Sweden                                   72,027          60,834           56,673
All others                                  682             718              527
                                    -----------     -----------      -----------
Total                               $   282,293     $   266,866      $   261,302
                                    ===========     ===========      ===========

16.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2000 and 2001.

                                                                QUARTERLY FINANCIAL DATA
                                                        (In Thousands, Except Per Share Amounts)
                                                 Fiscal Year                              Fiscal Year
                                                     2000                                     2001
                               --------------------------------------- -----------------------------------------
                                First    Second     Third    Fourth      First     Second    Third     Fourth
                               -------- ---------- -------- ---------- ---------- --------- --------- ----------
                               -------- ---------- -------- ---------- ---------- --------- --------- ----------
Net Sales                       $72,318  $ 77,561   $80,295  $75,320    $ 68,365   $74,039   $72,138   $69,320
Cost of Sales                   38,448     41,231   42,054    39,026      37,553    39,116    39,007    39,537
                                -------  ---------  -------  --------   ---------  --------  --------  -------

  Gross Profit                  33,870     36,330   38,241    36,294      30,812    34,923    33,131    29,783
Unusual Charge                       -          -        -         -           -         -         -     9,077

Income (Loss) before provision
for
  (benefit from) income taxes      974      3,654    4,588     3,408      (2,320)    3,619     5,466   (10,517)

  Net Income (Loss)                673      2,541    3,493     2,341      (2,387)    3,035     5,012    (7,540)

17.   Restructuring

On September 30, 2001 the Company recorded an unusual charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines. The restructuring charge includes cash charges that total $2.3 million and includes $1.8 million for severance and related costs to cover the reduction of 5% of the Company's current work force and $0.5 million for other costs associated with this plan. The restructuring also includes non-cash charges that total $9.1 million and includes $3.2 million for non-cancelable long term lease obligations, asset impairment charges of $2.9 million, $2.4 million for the write-off of inventory and $0.6 million related to the sale of the Company's Ettlingen, Germany location.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 18, 2001, the Company filed a Current Report on Form 8-K regarding the dismissal of Arthur Andersen and the appointment of Deloitte and Touche as its independent accountants.

                                    PART III

Item 10.  Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the
Company as of December 1, 2001.

Name                          Age  Position
---------------------------- -----------------------------------------------
Michael A. McLain (1)         51   Chief Executive Officer, President, and
                                   Chairman  of the Board of Directors

Jeffrey S. Kulka              44   Vice President and Chief Financial
                                   Officer, Treasurer and Secretary

James Bernhardt               57   Vice President and Chief Marketing Officer

James H. Floyd                46   Senior Vice President, Logistics and
                                   Information Technology, Managing
                                   Director, International and
                                   Business Director, Consumer

Joseph C. Marlette            59   Senior Vice President, Manufacturing and
                                   Research and Development

M. Rand Mallitz               59   Vice President and Senior Vice President
                                   Specialty Composites
D. Garrad (Gary) Warren, III  49   Senior Vice President, North American
                                   Industrial Safety Sales and
                                   Managing Director - Europe

James M. Phillips             49   Vice President, Human Resources

Rahul Kapur                   50   Vice President, Corporate Development
                                   and Business Director, SRx

Norman W. Alpert (1,2)        42   Director

Daniel S. O'Connell           46   Director

Arthur J. Nagle               65   Director

Bryan P. Marsal               49   Director

William E. Kassling           56   Director

William J. Brady (3)          40   Director

Robert Rothberg (3)           52   Former Director

Margaret J. Hanratty (1,2)    52   Director

John D. Curtin, Jr.           67   Director

1. Member of Compensation Committee

2. Member of Audit Committee

3. Effective October 31, 2001, Robert Rothberg resigned from the Company's Board of Directors. Effective November 16, 2001, William J. Brady was appointed, as a designee of Cabot Corporation pursuant to the Stockholders Agreement, dated July 11, 1995 to replace Mr. Robert Rothberg. Mr.
   Rothberg's resignation was not related to any disagreement with the Company.

Michael A. McLain has been President, Chief Executive Officer and Director of the Company since February 1998. Effective May 30, 2001, he was named Chairman of the Board of Directors. Prior to joining the Company, he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is a Director of Park Tudor School, Cluett American Corporation, and Little Rapids Corporation.

Jeffrey S. Kulka, Vice President and Chief Financial Officer, Treasurer and Secretary joined the Company in March 1997 as Corporate Controller. Prior to joining Aearo, he spent ten years with Augat Inc. in a variety of assignments including Divisional Controllerships and Business Development in domestic and international settings.

James H. Bernhardt joined the Company in February 2001, as Vice President and Chief Marketing Officer. Prior to joining Aearo, he was Senior Vice President/General Manager of the Miracle-Gro Division of the Scotts Company. Altogether, he has 30 years of experience in packaged goods marketing.

James H. Floyd, Senior Vice President, Logistics and Information Technology, Managing Director, International and Business Director, Consumer, joined Aearo in April 1998. Prior to 1998, he was responsible for global logistics and packaging functions at DowBrands. He began his career at Procter and Gamble where he worked for seven years.

Joseph C. Marlette, Senior Vice President, Manufacturing and Research and Development joined the Company in April 1998. Prior to joining Aearo, he spent 33 years in various manufacturing positions with the Dow Chemical Company.

M. Rand Mallitz joined the Company in January 1992 as Vice President and General Manager, E-A-R(R)Specialty Composites. In December 1999, he was promoted to Vice President Aearo, Senior Vice President Specialty Composites. Prior to joining the Company, Mr. Mallitz was CEO/President of Roth Office Products until 1992.

D. Garrad (Gary) Warren, III joined the Company in November 1999 and currently serves as Senior Vice President - NAI Sales and Managing Director, Europe. Prior to that, Mr. Warren was Senior Vice President, Sales and Customer Development for International Home Foods in Parsippany, New Jersey.

James M. Phillips joined the Company in May 1998 as Vice President, Human Resources. He worked for Dow Chemical Company for more than 20 years and has worked in recruiting, training and compensation for many diverse divisions of Dow.

Rahul Kapur joined the Company in April 1998 as Vice President of Corporate Development. He currently is Vice President of Corporate Development and Business Director, SRx.. Mr. Kapur joined DowBrands in 1985 in New Product Development and held various positions in Marketing and Strategic Development, including Director of Marketing for Europe. He began his career with Richardson Vicks and Unilever.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is a director of Advanced Organics, Inc., Siegelgale Holdings, Inc., Cluett American Corporation, Remington Products Company, L.L.C. and MCG Capital Corp., all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is a director of Cluett American Corporation, Insight Communications Company, Inc., Remington Products Company L.L.C., Siegelgale Holdings Inc., Sunrise Medical, Inc., St. John Knits Co., Inc., and Michael Foods, Inc. All are companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Arthur J. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Advanced Organics, Inc., Gleason Corporation, Remington Products Company, L.L.C., and Sheridan Healthcare, Inc., all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Bryan P. Marsal, Chairman and CEO Cluett American Group, has led numerous businesses in the healthcare, manufacturing, retailing, communications and oil field services. In addition to Cluett American Group, Mr. Marsal has served as CEO of Republic Health Corporation (renamed OrNda HealthCorp.), Anthony Manufacturing and Gitano. He also serves on the boards of Timex Corporation and Cluett American Corporation. He became a director of the Company in October 1998.

William E. Kassling has been Chairman and Chief Executive Officer of Wabtec Corporation since 1990. Between 1984 and 1990, Mr. Kassling served as Vice President, Group Executive for the Railway Products Group of American Standard Incorporated. Prior to 1984, he held various operating and strategic planning assignments with American Standard, Clark Equipment Company and Boston Consulting Group. Mr. Kassling earned an MBA from the University of Chicago and a BS in industrial management from Purdue University. In addition to Aearo, Mr. Kassling is a board member of Pittsburgh Penguins and Scientific Atlanta. He became a director of the Company in July 1998.

William J. Brady, Vice President and General Manager of Cabot's Fumed Metal Oxides business. He also oversees Cabot's Ink Jet Colorants business unit, Corporate New Business Development, and Logistics function. Bill joined Cabot in 1986 and has held various positions in the United States of America and Japan. Prior to Cabot, he was a research chemist with Sterling Drug Company.

Margaret J. Hanratty, is the former Vice President and Treasurer of Cabot and served previously as Director of Corporate Development. Prior to joining Cabot in 1990, she served as Vice President, Mergers and Acquisitions for The First Boston Corporation. She became a director of the Company in July 1995.

John D. Curtin,  Jr.  retired as President  and Chief  Executive  Officer of the
Company in February 1998. Mr. Curtin was named Chief Executive Officer of the Company in April 1994, became a director of the Company in July 1995, and assumed the role as President in February 1997. Mr. Curtin joined Cabot in 1989 as Chief Financial Officer. Prior to joining Cabot he was President, Chief Executive Officer and Director of Curtin & Co., Inc., a private investment-banking firm. Mr. Curtin is also a trustee of Eastern Enterprises and a director of Imperial Holly Corporation.

The number of directors of the Company is fixed at nine. Under a stockholders' agreement among Aearo, Vestar, Cabot, and the Management Investors dated July 11, 1995 (the "Stockholders' Agreement"), Vestar has the right to designate five directors, Cabot has the right to designate two directors, and the Management Investors have the right to designate two directors. Messrs. Alpert, O'Connell, Nagle, Kassling and Marsal are the directors designated by Vestar. Mr. Brady and Ms. Hanratty are the directors designated by Cabot. Mr. McLain and Mr. Curtin are currently the directors designated by the Management Investors. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement -- Election and Removal of Directors." The term of office for each director ends when his or her successor elected at the annual meeting of stockholders or upon his or her removal or resignation.

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

Item 11. Executive  Compensation

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company serving at the end of fiscal 2001 (the "Named Executive Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 2001.

                                                Summary Compensation Table
                                                   Annual Compensation

                                                                  Fiscal                                  All Other Annual
                                                                  Year         Salary         Bonus         Compensation
Michael A. McLain
      Chief Executive Officer, President, and Chairman of the
Board of Directors                                                2001      $    496,667  $      56,250   $     84,977(1)
                                                                  2000      $    473,784  $     286,738   $     64,989
                                                                  1999      $    439,754  $     191,309   $     56,416
D. Garrad Warren, III
Senior Vice President, North American Industrial Safety Sales
and Managing Director, Europe                                     2001      $    240,833  $      21,870   $     43,316(2)
                                                                  2000      $    192,500  $     106,764   $    195,386
                                                                  1999      $          -  $           -   $           -
M. Rand Mallitz
      Vice President and Senior Vice President       Specialty
      Composites                                                  2001      $    205,267  $      18,594   $     25,180(3)
                                                                  2000      $    197,000  $      99,975   $     24,906
                                                                  1999      $    187,500  $      69,552   $     19,069
Joseph C. Marlette
      Senior Vice President, Manufacturing and  Research and
Development                                                       2001      $    190,000  $      18,900   $     46,981(4)
                                                                  2000      $    191,784  $      99,138   $     29,101
                                                                  1999      $    174,754  $      64,658   $     17,856
James H. Floyd
      Senior Vice President, Logistics and Information
      Technology, Managing Director, International   and
      Business Director, Consumer                                 2001      $    195,066  $      17,784   $     42,122(5)
                                                                  2000      $    187,624  $      77,976   $     26,791
                                                                  1999      $    174,754  $      44,892   $     16,856

1. Includes contributions made on behalf of Mr. McLain to the Company's 401(k) Savings Plan ($5,100); to the Company's Cash Balance Plan ($10,426); to the Company's Supplemental Executive Retirement Plan ($46,006); and company match and interest to the Company's Deferred Compensation Plan ($23,445).

2. Includes contributions made on behalf of Mr. Warren to the Company's 401(k) Savings Plan ($7,200); to the Company's Cash Balance Plan ($10,426); to the Company's Supplemental Executive Retirement Plan ($877); and interest to the Company's Deferred Compensation Plan ($24,813).

3. Includes contributions made on behalf of Mr. Mallitz to the Company's 401(k) Savings Plan ($5,202); to the Company's Cash Balance Plan ($10,426); and to the Company's Supplemental Executive Retirement Plan ($9,552).

4. Includes contributions made on behalf of Mr. Marlette to the Company's 401(k) Savings Plan ($3,300); to the Company's Cash Balance Plan ($9,786); to the Company's Supplemental Executive Retirement Plan ($9,051); and company match and interest to the Company's Deferred Compensation Plan ($24,844).

5. Includes contributions made on behalf of Mr. Floyd to the Company's 401(k) Savings Plan ($2,395); to the Company's Cash Balance Plan ($10,426); to the Company's Supplemental Executive Retirement Plan ($7,079); and company match and interest to the Company's Deferred Compensation Plan ($22,222).

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive Officers at the end of fiscal 2001. None of the Named Executive Officers exercised any stock options during fiscal 2001.


                             Shares                                                      Value of Outstanding
                          Acquired On                    Number of Beneficial            In-the-money Options
                            Exercise                  Options at Fiscal Year-end        At Fiscal Year-end (1)
                                          Value
Name                                     Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------- ------------- ----------- -------------- ---------------- -------------- -----------------
Michael A. McLain             --           --            --              1,100      $        --    $         --
D. Garrad Warren, III         --           --            --              1,250               --              --
M. Rand Mallitz               --           --            --                256               --
Joseph C. Marlette            --           --            --                300               --              --
James H. Floyd                --           --            --                300               --              --

1. There was no public market for the Aearo Common Stock as of September 30, 2001. Accordingly, these values have been calculated on the basis of an assumed fair market value of $600 per share as established by the Company's Board of Directors.

Director Compensation

Directors (other than two Directors unaffiliated with Cabot or Vestar (the "Outside Directors")) serve without compensation (other than reimbursement of expenses) in connection with rendering services as such. The Outside Directors receive $10,000 annually for their service as Directors and an additional $2,500 per meeting, plus reimbursement of expenses. In connection with their appointment, Outside Directors appointed in prior fiscal years have been given the opportunity to purchase a limited number of shares of Aearo Common Stock. No Outside Directors were appointed to the Board during fiscal 2001. Outside Directors may also elect to participate in the Deferred Compensation Plan.

Employee Stock and other Benefit Plans

Stock Purchase Plan. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. Under the Stock Purchase Plan, 15,000 shares of Aearo Common Stock have been reserved for purchase by the Company's executive officers and other senior members of management as determined by the Board of Directors. As of December 1, 2001, 13,375 of such shares were issued and outstanding.

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

Each of the Executive Plan and the 1997 Option Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of September 30, 2001, non-qualified options to acquire 8,199 shares at a price of $600 per share, and 3,872 shares at a price of $800 per share have been granted to officers and key employees of the Company under the Company's stock option plans and 2,929 options remain available for issuance; of outstanding options, 3,206.25 in the aggregate have been granted to executive officers, including Mr. McLain (1,100 options), Mr. Warren (1,250 options), Mr. Floyd (300 options), Mr. Marlette (300 options) and Mr. Mallitz (256.25 options). The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and
(ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan or 1997 Option Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

The following table sets forth certain information relating to option grants pursuant to the Executive Plan and the 1997 Option Plan for the year ended September 30,2001.

                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                                                                                    Price Appreciation for Option
                                                                                               Term (1)
                                          % of Total
                                        Options
                         Number of    Granted in     Exercise
                         Underlying   the Fiscal      Price      Expiration
Name                      Options        Year        ($/Shr)        Date

                                                                                  5% ($)            10% ($)
                                                                                  ------            -------
D. Garrad Warren, III        500          20.0         800          10/1/10       65,398           307,384

(1) Potential Realizable Value is based on assumed growth rates for the 10-year option term (5% annual growth results in a stock price of $930.80 and 10% annual growth rate results in a stock price of $1,414.77).

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

Deferred Compensation Plan. The Company has adopted a Deferred Compensation Plan which is a non-qualified savings plan under the IRS code and which provides executive officers and paid directors the opportunity to defer the receipt of base salary and/or bonus. The plan is effective for fiscal years beginning with fiscal year 2000 and provides unfunded deferred compensation payments upon a participant's retirement or termination from the Company. Participant deferrals are credited annually with amounts based upon long-term bond rates and with amounts replicating the Company match in the 401(k) for savings from income above the qualified plan limits.

401(k) Plan. The Company has adopted a savings plan (the "Savings Plan"), which is qualified under Section 401(a) and 401(k) of the Code. All regular employees of the Company in the United States of America normally scheduled to work a minimum of 1,000 hours per year are eligible to participate in the Savings Plan immediately. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company will make a matching contribution. The Company matches 50.0% of the first 6.0% of compensation contributed. The maximum contribution for any participant for any year is 15.0% of such participant's eligible compensation, not to exceed the 401(k) plan elective deferral limit set forth by the IRS. Contributions to the Savings Plan will be invested, as the employee directs, in any combination of investment options.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements. Effective January 23, 1998, the Company entered into an agreement with Michael A. McLain which covers the terms and conditions of his employment. It contains a provision for separation benefits in the event of a change of control or other termination not related to performance.

Pension Plans. The Company has adopted a cash balance pension plan. Under such plan, the Company will provide participants with annual credits of 4.0% of eligible compensation up to the Social Security Wage Base as set forth annually by the Social Security Administration and Department of Health and Human Services. An additional annual credit of 4.0% of eligible compensation from the Social Security Wage Base up to the Qualified Plan Compensation Limit set forth by the Internal Revenue Service (IRS) is provided. All balances in the accounts of participants will be credited with interest based on the prior year's U.S. Treasury bill rate. At retirement, participants eligible for benefits may receive the balance standing in their account in a lump sum or as a monthly pension having equivalent actuarial value.

Additionally, the Company has adopted a supplemental executive retirement plan, which is a non-qualified plan under the Internal Revenue Code, and which provides unfunded deferred compensation benefits to certain individuals whose salary exceeds the Qualified Plan Compensation Limit set forth by the IRS. Pursuant to the plan, participants are credited annually with amounts representing 8% of compensation in excess of the Qualified Plan Compensation Limit.

The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, from both the qualified and non-qualified pension plans assuming in each case that such officer elects payment over time rather that in a lump sum:

Name and Principal Position                                                              Annual Benefits Payable
-------------------------------------------------------------------------------------- -----------------------------
                                                                                       $     137,978
Michael A. McLain
      Chief Executive Officer, President, and Chairman of the Board of Directors
                                                                                       $     38,286
D. Garrad Warren, III
Senior Vice President,  North American Industrial Safety Sales and Managing Director,
Europe
                                                                                       $     28,232
M. Rand Mallitz
      Vice President Aearo and Senior Vice President Specialty Composites
                                                                                       $     15,008
Joseph C. Marlette
      Senior Vice President, Manufacturing and Research and Development
                                                                                       $     46,494
James H. Floyd
      Senior Vice President, Logistics and Information Technology,   Managing
Director, International and Business Director, Consumer


Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee of the Board of Directors. As of December 1, 2001, the committee consists of Messrs. Alpert and McLain and Ms. Hanratty, three directors of the Company. Mr. McLain is also the Chief Executive Officer and President of the Company as well as Chairman of the Board of Directors. This committee makes all executive officer compensation decisions, with Mr. McLain abstaining with respect to decisions affecting his own compensation, and reviews them with the full Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, by the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 1, 2001. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.

                                                                      Number of Shares of            Percentage of
Name and Address of Beneficial Owner                                   Aearo Common Stock         Outstanding Shares
Vestar Equity Partners, L.P. (1)                                        42,500                        41.6%
     245 Park Avenue
     New York, New York 10167
                                                                        42,500                        41.6%
Cabot CSC Corporation (2)
     Two Seaport Lane, Suite 1300
     Boston, Massachusetts 02210

Norman W. Alpert (3)                                                    42,500                        41.6%
Daniel S. O'Connell (3)                                                 42,500                        41.6%
Arthur J. Nagle (3)                                                     42,500                        41.6%
William J. Brady (4)                                                    42,500                        41.6%
Margaret J. Hanratty (4)                                                42,500                        41.6%
Michael A. McLain                                                       4,050                         3.97%
John D. Curtin, Jr.                                                     3,713                         3.64%
Joseph P. Marlette                                                      1,000                         *
James H. Floyd                                                          1,000                         *
M. Rand Mallitz                                                         950                           *
D. Garrad Warren, III                                                   600                           *
Bryan P. Marsal                                                         250                           *
William E. Kassling                                                     250                           *
Directors and executive officers as a group (16 persons)(5)             98,363                        96.4%

-------------------------------------
* Less than 1%.

1. The general partner of Vestar is Vestar Associates L.P., a limited partnership whose general partner is Vestar Associates Corporation ("V.A.C."). In such capacity, V.A.C. exercises sole voting and investment power with respect to all of the shares held of record by Vestar. Messrs. Alpert, O'Connell and Nagle, who are directors of the Company, are affiliated with Vestar in the capacities described under "Management-- Directors and Executive Officers" and are stockholders of V.A.C. Individually, no stockholder, director or officer of V.A.C. is deemed to have or share such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly no part of the shares of Aearo Common Stock owned of record by Vestar is beneficially owned by Messrs. Alpert, O'Connell or Nagle or any other stockholder, director or officer of V.A.C.

2. The board of directors of Cabot CSC Corporation controls the voting and investment of the shares of Aearo Common Stock held by Cabot CSC Corporation. Cabot CSC Corporation is a wholly-owned subsidiary of Cabot. Cabot appoints the directors of Cabot CSC Corporation and exercises ultimate voting and investment power with respect to all shares held of record by Cabot CSC Corporation. Cabot is a publicly held company and, accordingly, no single stockholder, director or officer of Cabot is deemed to have or share such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the shares of Aearo Common Stock owned of record by Cabot CSC Corporation is beneficially owned by any stockholder, director or officer of Cabot.

3. Messrs. Alpert, O'Connell and Nagle are affiliated with Vestar in the capacities described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Vestar, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P. at the address set forth above.

4. Mr. Brady and Ms. Hanratty are affiliated with Cabot, the parent of Old Cabot Safety Corporation, in the capacity described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Old Cabot Safety Corporation, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Cabot CSC Corporation Two Seaport Lane, Suite 1300, Boston, MA 02210.

5. Cabot, Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under
     Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement." Does not include 3,725 shares of Aearo Common Stock held by Management Investors who are not executive officers.

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


Stock Ownership and Stockholders' Agreement

As of September 30, 2001, Cabot owns 41.6% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares), Vestar owns 41.6% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares) and the Management Investors and certain other employees of the Company own 16.8% of common stock (17,087.5 shares). Vestar, Cabot and the Management Investors are parties to a stockholders' agreement (the Stockholders' Agreement). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

The preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded quarterly. To date, no dividends have been declared. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate. As of September 30, 2001, the redemption value of the preferred stock is $96,801,000.

Aearo Company is permitted to pay cash dividends to Aearo Corporation for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $1,000,000 in any fiscal year. As long as no event of default would result, Aearo Corporation and Aearo Company are permitted to pay dividends consisting of shares of qualified capital stock, as defined in the Senior Bank Facilities, and Aearo Corporation may redeem or purchase shares of its capital stock held by former employees of Aearo Corporation or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation with respect to such purchases or redemptions does not exceed $5.0 million in any fiscal year and $7.5 million in the aggregate. Aearo Company may pay cash dividends to Aearo Corporation for the latter purpose. Additionally, Aearo Corporation may pay dividends on its preferred stock in additional shares of preferred stock.

Election and Removal of Directors. The Stockholders' Agreement provides that the Board of Directors of the Company shall consist of nine members. Currently there are nine directors serving. The parties agreed to vote all shares of Aearo Common Stock owned or controlled by them so as to elect as members of the Board of Directors persons designated as follows: (i) Vestar designates three directors so long as the Vestar Relative Percentage (as defined below) is at least 75% or Vestar and its affiliates beneficially own on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation

Acquisition), (ii) Cabot may designate two directors so long as the Cabot Relative Percentage (as defined below) is at least 75% or Cabot and its affiliates own beneficially on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (iii) Vestar may designate two additional directors who are not partners, officers or employees of any of Vestar or its affiliates so long as the Vestar Relative Percentage is as least 75% or Vestar and its affiliates beneficially own at least 31,875 shares of Aearo Common Stock (75% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), provided that Vestar must notify Cabot in writing in advance of the identities of these director nominees and obtain Cabot's approval thereof, which may not be unreasonably withheld, and (iv) the Management Investors may designate two directors so long as the Management Investors together own beneficially on a fully diluted basis at least 3,750 shares of Aearo Common Stock (25% of the shares of Aearo Common Stock acquired by all Management Investors in the Formation Acquisition), provided that the two designees of the Management Investors must be initial designees as of the closing date, and in the case of subsequent designees other than the initial designees, shall be officers serving in similar capacities. The foregoing provisions relating to the election of directors terminate in the event that both Cabot and its affiliates, on the one hand, and Vestar and its affiliates, on the other hand, own on a fully diluted basis fewer than 4,250 shares of Aearo Common Stock (10% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition). The term "Vestar Relative Percentage" means a percentage reflecting (a)(i) $31 million plus (ii) the amount paid for capital stock of Aearo by Vestar and its Affiliates after the Formation Acquisition less (iii) the value (based on price per share) of all shares of Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates in the Formation Acquisition and no longer held by them, less
(iv) the value of all shares of the Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates after the Formation Acquisition and no longer held by them, as a percentage of (b) the amount calculated pursuant to clause (a) for Cabot and its affiliates for such date. The term "Cabot Relative Percentage" has a correlative meaning focused on Cabot's remaining investment in Aearo capital stock relative to Vestar's. Messrs. Alpert, O'Connell and Nagle were designated by Vestar as described in clause (i) above, Mr. Brady and Ms. Hanratty were designated by Cabot as described in clause (ii) above, Messrs. Kassling and Marsal were designated by Vestar as described in clause (iii) above and Mr. McLain and Mr. Curtin were designated by the Management Investors as described in clause (iv) above. All directors can be removed, with or without cause, and replaced by the stockholders who have the right to designate them.

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

Termination. The Stockholders' Agreement will terminate as to any Aearo Common Stock or Aearo Preferred Stock, subject to certain limitations, on the date, such Aearo Common Stock is sold in a public offering or pursuant to Rule 144. The rights of Vestar will terminate under the Stockholders' Agreement when Vestar and its affiliates own no Aearo Common Stock, common stock equivalents or Aearo Preferred Stock. The rights of Cabot under the Stockholders' Agreement will terminate on the earliest date when Cabot or its affiliates own no Aearo Common Stock, common stock equivalents or Aearo Preferred Stock.

Management Advisory Agreement. In connection with the Formation Acquisition, the Company became a party to a management advisory agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year to be shared by Cabot and Vestar based on their relative equity ownership of the Company. Pursuant to the Management Advisory Agreement, each of Vestar and Cabot received $363,976 (including $22,613 to each party as an advisory fee adjustment relative to fiscal year 2000) with respect to 2001, $342,838 (including $24,080 to each party as an advisory fee adjustment relative to fiscal year 1999) with respect to 2000, $352,806 (including $58,144 to each party as an advisory fee adjustment relative to fiscal year 1998) with respect to fiscal 1999, $217,063 (including a $19,456 reduction to each party as an advisory fee adjustment for fiscal 1997) with respect to fiscal 1998, $311,949 (including $55,975 to each party as an advisory fee adjustment relative to fiscal 1996) with respect to fiscal 1997. Messrs. Alpert, O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 10, "Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar. Mr. Brady and Ms. Hanratty, two of the directors for the Company, are affiliated with Cabot in the capacities described under Item 10, "Directors and Executive Officers" and, accordingly, benefit indirectly from any payments received by Cabot.

Management and Director Loans. The Company has made available to certain Management Investors loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans
(i) are secured by the Aearo Common Stock  purchased with the proceeds  thereof,
(ii) have a term of between 5 and 10 years, (iii) bear interest at an annual rate between 6.31% and 7%, and (iv) are subject to mandatory prepayment in the event the employment of such Management Investor terminates. At September 30, 2001, amounts outstanding in thousands of dollars were:

                                     Amount Outstanding During     Aggregate Amount Outstanding at
 Management Investors                       Fiscal 2001                  September 30, 2001           Interest Rate
------------------------------------ --------------------------- ------------------------------------ ------------------
  Michael A. McLain                  $          608              $               608                        6.31%
  D. Garrad (Gary) Warren, III                  270                              223                        7.00%
  Bryan J. Carey                                100                              100                        7.00%
  Rahul Kapur                                    96                               66                        7.00%
  Joseph P. Marlette                             96                               66                        7.00%
  James H. Floyd                                 96                               66                        7.00%
  M. Rand Mallitz                                76                               76                        7.00%
  James M. Phillips                              48                               33                        7.00%
  James D. Hall - Estate                         45                               45                        7.00%

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) Exhibits

Exhibit
Number Description

2.1 Asset Transfer Agreement, dated as of June 13, 1995, among Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), and Cabot Safety Acquisition Corporation (Incorporated by reference to Exhibit No. 2.1 to the Registration
       Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.).

2.2 Trademark Coexistence Agreement, dated July 11, 1995, between Cabot Corporation and Cabot Safety Intermediate Corporation (Incorporated by reference to Exhibit No. 2.2 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

2.3 Subscription Agreement, dated July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and Vestar Equity Partners, L.P. (Incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.4 Stockholders' Agreement, dated as of July 11, 1995, among Vestar Equity Partners, L.P., Cabot CSC Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Corporation, and the Management Investors (Incorporated by reference to Exhibit No. 2.4 to the
       Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.).

2.5 Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Senior Management). (Incorporated by reference to Exhibit No. 2.5 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.6 Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Middle Management). (Incorporated by reference to Exhibit No. 2.6 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.7 Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.7 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.8 Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety Acquisition Limited
       (UK). (Incorporated by reference to Exhibit No. 2.8 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.9 Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety Canada Acquisition Ltd. (Canada). (Incorporated by reference to Exhibit No.2.9 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.10 Bill of Sale and Assignment, dated as of July 11, 1995, made by Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd., and Cabot Safety Limited in favor of Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. (Incorporated by reference to Exhibit No. 2.10 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

2.11 Assumption Agreement, dated as of July 11, 1995, by Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. in favor of Cabot Corporation, Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety Limited. (Incorporated by reference to Exhibit No. 2.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

2.12 Worldwide Trademark Assignment dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.12 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.13 Worldwide Copyright Assignment dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.13 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.14 Worldwide Patent Assignment dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.15 Management Advisory Agreement made as of July 11, 1995, among Aearo Company (formerly, Cabot Safety Corporation), Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Certain Subsidiaries of Aearo Corporation, Vestar Capital Partners and Cabot Corporation.
       (Incorporated  by  reference  to  Exhibit  No.  2.15 to the  Registration
       Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

2.16 Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1995 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit No.
       2.16 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.17 Assignment and Assumption Agreement dated July 11, 1995, by and between Aearo Company (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition Corporation with Respect to the Installment Sale Agreement dated September 1, 1978 by and between the Department of Community Affairs and Economic Development of the State of Delaware and Specialty Composites Corporation (Predecessor to Cabot Safety Corporation) Pertaining to Real Property Located in New Castle County, Delaware, Tax Parcel Number 11- 010.00-003 (Delaware IRB). (Incorporated by reference to Exhibit No. 2.17 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.18 Assignment and Assumption Agreement dated July 11, 1995, by and between Cabot Corporation and Cabot Safety Acquisition Corporation with Respect to that Certain Loan Agreement dated as of June 1, 1982 by and between the City of Indianapolis, Indiana and Cabot Corporation (Indianapolis
       IRB). (Incorporated by reference to Exhibit No. 2.18 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.19 Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo All, dated April 25, 1996. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Aearo Corporation (formerly, Cabot Safety Holdings Corporation) dated May 30, 1996.)

2.20* Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Eastern Safety Equipment Co., Inc., Alfred H. Jacobson and William Klein and Jack P. Hecht as Trustees of a certain Trust, dated September 19, 1995.

2.21* Amendment to Stockholder's Agreement dated as of July 3, 1996, by and among Vestar Equity Partners, L.P., Cabot CSC Corporation, Aearo
       Corporation (formerly, Cabot Safety Holdings Corporation) Cabot Corporation, and certain other stockholders of Aearo Corporation.

2.22* Amendment to Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo AB, dated May 15, 1996.

3.1 Amended and Restated Certificate of Incorporation of Aearo Corporation (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to Exhibit No. 3.(i).2 to the Registration statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

3.2 By-Laws of Aearo Corporation (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to Exhibit No. 3(ii).2 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

4.1 Indenture dated as of July 11, 1995 between Aearo Company (formerly, Cabot Safety Corporation), Aearo Corporation (formerly, Cabot Safety Holdings Corporation), and Fleet National Bank of Connecticut (formerly, Shawmut Bank Connecticut, National Association), as Trustee. (Incorporated by reference to Exhibit No. 4.1 to the Registration
       Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

4.2    Form of Note.  (Incorporated  by  reference  to  Exhibit  No.  4.2 to the
       Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

4.3 Form of Exchange Note. (Incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

4.4 Registration Rights Agreement, dated as of July 11, 1995, among Cabot Safety Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), BT Securities Corporation and Chemical Securities Inc. (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

4.5 First Supplemental Indenture, dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the Annual Report on Form 10-K of Aearo Corporation (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended September 30, 1995.)

10.1* Credit Agreement, dated as of July 11, 1995, and amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Aearo Company (formerly, Cabot Safety Corporation), Certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Co-Arranger and Administrative Agent.

10.2* Amended and Restated US Pledge Agreement dated as of July 11, 1995, as made by Cabot Safety Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Intermediate Corporation and CSC FSC, Inc., in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.3* Amended and Restated Foreign Pledge Agreement as of July 11, 1995, amended and restated as of May 30, 1996, made by Cabot Safety Canada Acquisition Limited and Cabot Safety Acquisition Limited in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.4 Charge Over United Kingdom Patents and Trademarks made the 11th Day of July, 1995, by Cabot Safety Intermediate Corporation and the Bankers Trust Company as Collateral Agent for Itself and for the Secured Creditors. (Incorporated by reference to Exhibit No. 10.4 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.5* Amended and Restated US Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation, CSC FSC, Inc., and Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.6* Amended and Restated Canadian Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, granted by Cabot Safety Canada Acquisition Limited in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.7 English Security Agreement (The Debenture) made on the 11th Day of July, 1995 between the Cabot Safety Acquisition Limited and Bankers Trust Company as Collateral Agent for Itself and for the Secured Creditors. (Incorporated by reference to Exhibit No. 10.7 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.8 Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as Mortgagee (recorded in Marion County, Indiana) pertaining to Real Property located at 7911 Zionsville Road, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.8 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.9 Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to l0 Acre Site of Unimproved Land adjacent to 5457 West 79th Street, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.9 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.10 Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to Real Property located at 650 Dawson Drive, Newark, Delaware. (Incorporated by reference to Exhibit No. 10.10 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.11 Aearo Company (formerly, Cabot Safety Corporation) Employees' Retirement Account Plan, dated as of May l, 1990, as amended. (Incorporated by reference to Exhibit No. 10.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.12 Fidelity Corporate (401(k)) Plan for Retirement, dated August l, 1993, as amended. (Incorporated by reference to Exhibit No. 10.12 to the
       Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.13 Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive Retirement Plan, dated May l, 1993. (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-4, No. 33- 96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.14 Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company (formerly, Cabot Safety Corporation), pertaining to 8001-8003 Woodland Drive, Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit No. 10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.15 Sublease, dated April 16, 1990, between American Optical Corporation and Aearo Company (formerly, Cabot Safety Corporation), pertaining to Southbridge, Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.16* Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and Restated 1995 Employee and Non-Employee Director Stock Purchase Plan.

10.17* Form of Executive Security Purchase Agreement.

10.18* Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive
       Stock Option Plan.

10.19* Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

10.20* Aearo  Corporation  (formerly,  Cabot Safety Holdings  Corporation)  1996
       Stock Option Plan.

10.21* Form of Incentive  Stock  Option  Agreement  under the Aearo  Corporation
       (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.22* Form of Non-Qualified Stock Option Agreement for Company Employees under the Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.25* Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of May 30, 1996, delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

10.26 Fourth Amendment to Credit Agreement, dated as of December 4, 1998, by and among Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

10.27 Aearo Corporation 1997 Stock Option Plan (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

10.28 Fifth Amendment to Credit Agreement dated December 14, 2000, by and among Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent (incorporated by reference to same numbered exhibit of the Company's Annual Report on Form 10-K for the year ended September 30, 2000).

12.1**   Statements re: Computation of Ratios.

21.1**   List of Subsidiaries.

24.1**   Powers of Attorney (see page 73 of this report).

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**    Filed herewith.
(a)   Exhibits
(b)   Financial Statement Schedules
(c)   Reports on Form 8-K

On October 11, 2000, the Company filed a Current Report on Form 8-K containing its press release regarding a preliminary injunction issued by the federal district court involving a trademark dispute.

On May 18, 2001, the Company filed a Current Report on Form 8-K regarding the dismissal of its former auditors.

On July 19, 2001, the Company filed a Current Report on Form 8-K regarding its new Credit Facility.

On October 1, 2001, the Company filed a Current Report on Form 8-K regarding the announcement of its restructuring.

On October 19, 2001, the Company filed a Current Report on Form 8-K regarding a slowdown in the market for its products and other matters.

                                   SCHEDULE II
                                AEARO CORPORATION

                                               VALUATION AND QUALIFYING ACCOUNTS
                                     For the years ended September 30, 1999,
                                     2000, and 2001
                                                     (Dollars in thousands)

                                                                         Additions
                                                Balance at       Provisions       Charged to
                                               beginning of      Charged to          Other       Net Deductions     Balance at
                                                  Period         Operations        Accounts      From Allowances   end of Period
                                              --------------- ------------------ -------------- ------------------ --------------
                                              --------------- ------------------ -------------- ------------------ --------------
Year ended September 30, 1999
      Bad Debt Reserve                             1,239               594              -            (537)              1,296
      Sales Returns & Allowances Reserve             599                 -              -             (26)                573
      Restructure Reserve                          2,990                 -              -          (2,938)                 52

Year ended September 30, 2000
      Bad Debt Reserve                             1,296               366              -            (308)              1,354
      Sales Returns & Allowances Reserve             573               100              -                -                673
      Restructure Reserve                             52                 -              -             (33)                 19

Year ended September 30, 2001
      Bad Debt Reserve                             1,354               450              -            (973)                831
      Sales Returns & Allowances Reserve             673                 -          (378)                -                295
      Restructure Reserve                             19             6,324              -                -              6,343


                                   SIGNATURES
      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Aearo Corporation
Date:  December 16, 2001             By: /s/ Michael A. McLain
                                         ---------------------
                                     Michael A. McLain
                                     Chief Executive Officer, President,
                                     and Chairman of the Board
                                     of Directors

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

Date: November 16, 2001      /s/ Michael A. McLain
                             ---------------------
                             Michael A. McLain
                             President, Chief Executive Officer and Chairman
                             (Principal Executive Officer)

Date: November 16, 2001      /s/ Jeffery S. Kulka
                             --------------------
                             Jeffrey S. Kulka
                             Vice President, Chief Financial Officer, Treasurer
                             and Secretary

Date: November 16, 2001      /s/ John D. Curtin
                             ------------------
                             John D. Curtin, Jr., Director

Date: November 16, 2001      /s/ Norman W. Alpert
                             --------------------
                             Norman W. Alpert, Director

Date: November 16, 2001      /s/ William J. Brady
                             --------------------
                             William J. Brady, Director

Date: December 10, 2001      /s/ Margaret J. Hanratty
                             ------------------------
                             Margaret J. Hanratty, Director

Date: November 16, 2001      /s/ Arthur J. Nagle
                             -------------------
                             Arthur J. Nagle, Director
Date: November 27, 2001      /s/ Daniel S. O'Connell
                             -----------------------
                             Daniel S. O'Connell, Director
Date: November 16, 2001      /s/ William Kassling
                             --------------------
                             William Kassling, Director
Date: November 16, 2001      /s/ Bryan Marsal
                             ----------------
                             Bryan Marsal, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material relating to the Registrant's fiscal year ended September 30, 2000 has been sent to security holders of the Registrant.

Exhibit
Number Description

2.1 Asset Transfer Agreement, dated as of June 13, 1995, among Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd., Cabot Safety Limited, Cabot Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), and Cabot Safety Acquisition Corporation (Incorporated by reference to Exhibit No. 2.1 to the Registration
       Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.).

2.2 Trademark Coexistence Agreement, dated July 11, 1995, between Cabot Corporation and Cabot Safety Intermediate Corporation (Incorporated by reference to Exhibit No. 2.2 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

2.3 Subscription Agreement, dated July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and Vestar Equity Partners, L.P. (Incorporated by reference to Exhibit No. 2.3 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.4 Stockholders' Agreement, dated as of July 11, 1995, among Vestar Equity Partners, L.P., Cabot CSC Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Corporation, and the Management Investors (Incorporated by reference to Exhibit No. 2.4 to the
       Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.).

2.5 Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Senior Management). (Incorporated by reference to Exhibit No. 2.5 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.6 Form of Executive Security Purchase Agreement, dated as of July 11, 1995, between Aearo Corporation (formerly, Cabot Safety Holdings Corporation) and the Management Investors (Middle Management). (Incorporated by reference to Exhibit No. 2.6 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.7 Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.7 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.8 Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety Acquisition Limited
       (UK). (Incorporated by reference to Exhibit No. 2.8 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.9 Assignment and Assumption Agreement, dated as of July 11, 1995, by and between Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation and Cabot Safety Canada Acquisition Ltd. (Canada). (Incorporated by reference to Exhibit No.2.9 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.10 Bill of Sale and Assignment, dated as of July 11, 1995, made by Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd., and Cabot Safety Limited in favor of Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. (Incorporated by reference to Exhibit No. 2.10 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

2.11 Assumption Agreement, dated as of July 11, 1995, by Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. in favor of Cabot Corporation, Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety Limited. (Incorporated by reference to Exhibit No. 2.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

2.12 Worldwide Trademark Assignment dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.12 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.13 Worldwide Copyright Assignment dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.13 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.14 Worldwide Patent Assignment dated July 11, 1995, by Aearo Company (formerly, Cabot Safety Corporation) to Cabot Safety Intermediate Corporation. (Incorporated by reference to Exhibit No. 2.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.15 Management Advisory Agreement made as of July 11, 1995, among Aearo Company (formerly, Cabot Safety Corporation), Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Certain Subsidiaries of Aearo Corporation, Vestar Capital Partners and Cabot Corporation.
       (Incorporated  by  reference  to  Exhibit  No.  2.15 to the  Registration
       Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

2.16 Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1995 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit No.
       2.16 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

2.17 Assignment and Assumption Agreement dated July 11, 1995, by and between Aearo Company (formerly, Cabot Safety Corporation) and Cabot Safety Acquisition Corporation with Respect to the Installment Sale Agreement dated September 1, 1978 by and between the Department of Community Affairs and Economic Development of the State of Delaware and Specialty Composites Corporation (Predecessor to Cabot Safety Corporation) Pertaining to Real Property Located in New Castle County, Delaware, Tax Parcel Number 11- 010.00-003 (Delaware IRB). (Incorporated by reference to Exhibit No. 2.17 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.18 Assignment and Assumption Agreement dated July 11, 1995, by and between Cabot Corporation and Cabot Safety Acquisition Corporation with Respect to that Certain Loan Agreement dated as of June 1, 1982 by and between the City of Indianapolis, Indiana and Cabot Corporation (Indianapolis
       IRB). (Incorporated by reference to Exhibit No. 2.18 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

2.19 Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo All, dated April 25, 1996. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Aearo Corporation (formerly, Cabot Safety Holdings Corporation) dated May 30, 1996.)

2.20* Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Eastern Safety Equipment Co., Inc., Alfred H. Jacobson and William Klein and Jack P. Hecht as Trustees of a certain Trust, dated September 19, 1995.

2.21* Amendment to Stockholder's Agreement dated as of July 3, 1996, by and among Vestar Equity Partners, L.P., Cabot CSC Corporation, Aearo
       Corporation (formerly, Cabot Safety Holdings Corporation) Cabot Corporation, and certain other stockholders of Aearo Corporation.

2.22* Amendment to Stock Purchase Agreement by and among Aearo Company (formerly, Cabot Safety Corporation), Peltor Holding AB, Leif Palmaer Invest AB, Leif Anderzon Invest AB and Active i Malmo AB, dated May 15, 1996.

3.1 Amended and Restated Certificate of Incorporation of Aearo Corporation (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to Exhibit No. 3.(i).2 to the Registration statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

3.2 By-Laws of Aearo Corporation (formerly, Cabot Safety Holdings Corporation). (Incorporated by reference to Exhibit No. 3(ii).2 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

4.1 Indenture dated as of July 11, 1995 between Aearo Company (formerly, Cabot Safety Corporation), Aearo Corporation (formerly, Cabot Safety Holdings Corporation), and Fleet National Bank of Connecticut (formerly, Shawmut Bank Connecticut, National Association), as Trustee. (Incorporated by reference to Exhibit No. 4.1 to the Registration
       Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

4.2    Form of Note.  (Incorporated  by  reference  to  Exhibit  No.  4.2 to the
       Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

4.3 Form of Exchange Note. (Incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

4.4 Registration Rights Agreement, dated as of July 11, 1995, among Cabot Safety Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), BT Securities Corporation and Chemical Securities Inc. (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation.)

4.5 First Supplemental Indenture, dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the Annual Report on Form 10-K of Aearo Corporation (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended September 30, 1995.)

10.1* Credit Agreement, dated as of July 11, 1995, and amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Aearo Company (formerly, Cabot Safety Corporation), Certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Co-Arranger and Administrative Agent.

10.2* Amended and Restated US Pledge Agreement dated as of July 11, 1995, as made by Cabot Safety Acquisition Corporation, Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Intermediate Corporation and CSC FSC, Inc., in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.3* Amended and Restated Foreign Pledge Agreement as of July 11, 1995, amended and restated as of May 30, 1996, made by Cabot Safety Canada Acquisition Limited and Cabot Safety Acquisition Limited in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.4 Charge Over United Kingdom Patents and Trademarks made the 11th Day of July, 1995, by Cabot Safety Intermediate Corporation and the Bankers Trust Company as Collateral Agent for Itself and for the Secured Creditors. (Incorporated by reference to Exhibit No. 10.4 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.5* Amended and Restated US Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Safety Intermediate Corporation, CSC FSC, Inc., and Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.6* Amended and Restated Canadian Security Agreement dated as of July 11, 1995, as amended and restated as of May 30, 1996, granted by Cabot Safety Canada Acquisition Limited in favor of Bankers Trust Company as Collateral Agent for the Benefit of the Secured Creditors.

10.7 English Security Agreement (The Debenture) made on the 11th Day of July, 1995 between the Cabot Safety Acquisition Limited and Bankers Trust Company as Collateral Agent for Itself and for the Secured Creditors. (Incorporated by reference to Exhibit No. 10.7 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.8 Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as Mortgagee (recorded in Marion County, Indiana) pertaining to Real Property located at 7911 Zionsville Road, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.8 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.9 Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to l0 Acre Site of Unimproved Land adjacent to 5457 West 79th Street, Indianapolis, Indiana. (Incorporated by reference to Exhibit No. 10.9 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.10 Mortgage and Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement, and Fixture Filing made by Cabot Safety Acquisition Corporation, as Mortgagor, to Bankers Trust Company, as Collateral Agent, as Mortgagee (recorded in New Castle County, Delaware) pertaining to Real Property located at 650 Dawson Drive, Newark, Delaware. (Incorporated by reference to Exhibit No. 10.10 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.11 Aearo Company (formerly, Cabot Safety Corporation) Employees' Retirement Account Plan, dated as of May l, 1990, as amended. (Incorporated by reference to Exhibit No. 10.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.12 Fidelity Corporate (401(k)) Plan for Retirement, dated August l, 1993, as amended. (Incorporated by reference to Exhibit No. 10.12 to the
       Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.13 Aearo Company (formerly, Cabot Safety Corporation) Supplemental Executive Retirement Plan, dated May l, 1993. (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-4, No. 33- 96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.14 Sublease, dated June 4, 1994, between C.W. Kay-Bee Inc. and Aearo Company (formerly, Cabot Safety Corporation), pertaining to 8001-8003 Woodland Drive, Indianapolis, Indiana, as amended. (Incorporated by reference to Exhibit No. 10.14 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.15 Sublease, dated April 16, 1990, between American Optical Corporation and Aearo Company (formerly, Cabot Safety Corporation), pertaining to Southbridge, Massachusetts manufacturing facility. (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

10.16* Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Amended and Restated 1995 Employee and Non-Employee Director Stock Purchase Plan.

10.17* Form of Executive Security Purchase Agreement.

10.18* Aearo Corporation (formerly, Cabot Safety Holdings Corporation) Executive
       Stock Option Plan.

10.19* Amended and Restated US Subsidiary Guaranty dated July 11, 1995 delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

10.20* Aearo  Corporation  (formerly,  Cabot Safety Holdings  Corporation)  1996
       Stock Option Plan.

10.21* Form of Incentive  Stock  Option  Agreement  under the Aearo  Corporation
       (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.22* Form of Non-Qualified Stock Option Agreement for Company Employees under the Aearo Corporation (formerly, Cabot Safety Holdings Corporation) 1996 Stock Option Plan.

10.25* Amended and Restated US Subsidiary Guaranty dated July 11, 1995 as amended and restated as of May 30, 1996, delivered by Cabot Safety Intermediate Corporation, CSC FSC, Inc. and Eastern Safety Equipment Co., Inc. in favor of Bankers Trust Company.

10.26 Fourth Amendment to Credit Agreement, dated as of December 4, 1998, by and among Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

10.27 Aearo Corporation 1997 Stock Option Plan (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998).

10.28 Fifth Amendment to Credit Agreement dated December 14, 2000, by and among Aearo Corporation, Aearo Company, certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Administrative Agent (incorporated by reference to same numbered exhibit of the Company's Annual Report on Form 10-K for the year ended September 30, 2000).

12.1**   Statements re: Computation of Ratios.

21.1**   List of Subsidiaries.

24.1**   Powers of Attorney (see page 73 of this report).

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

**Filed herewith DOCSC\704144.2