Form 10-Q
period 2001-12-31
AEARO CORP
filed 2002-01-30
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001


                         Commission file number 33-96190


                                AEARO CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------


              Delaware                                   13-3840450
     (State or other jurisdiction             (IRS Employer Identification No.)
   of incorporation or organization)

     5457 West 79th Street                                 46268
     Indianapolis, Indiana                               (Zip Code)
(Address of principal executive offices)

                                 (317) 692-6666
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of January 30, 2001 was 102,087.5.

                                Aearo Corporation
                                TABLE OF CONTENTS
           Form 10-Q for the Quarterly Period Ended December 31, 2001

PART I-FINANCIAL INFORMATION...................................................3


Item 1.    Financial Statements................................................3
           Condensed Consolidated Balance Sheets--Assets.......................3
           Condensed Consolidated Balance Sheets - Liabilities
           and Stockholders' Equity............................................4
           Condensed Consolidated Statements of Operations.....................5
           Condensed Consolidated Statements of Cash Flows.....................6
           Notes To Consolidated Condensed Financial Statements................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................15
           Results of Operations..............................................15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........20

PART II -  OTHER INFORMATION..................................................22

Item 1.    Legal Proceedings..................................................22

Item 2.    Changes in Securities and Use of Proceeds..........................22

Item 3.    Defaults Upon Senior Securities....................................22

Item 4.    Submission of Matters to a Vote of Security Holders................22

Item 5.    Other Information..................................................22

Item 6.    Exhibits and Reports on Form 8-K...................................23

SIGNATURES....................................................................24

EXHIBIT INDEX.................................................................25

                          PART I-FINANCIAL INFORMATION

Item 1...Financial Statements



                                AEARO CORPORATION

                  Condensed Consolidated Balance Sheets--Assets
                             (Dollars in Thousands)

                                                                    December 31,     September 30,
                                                                       2001              2001
                                                                    -----------      ------------
                                                                     Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                           $ 20,016         $ 18,233
  Accounts receivable (net of reserve for doubtful accounts of
      $1,022 and $831 respectively)                                     35,164           42,428
  Inventories                                                           30,752           29,564
  Deferred and prepaid expenses                                          3,126            2,325
                                                                      --------         --------

      Total current assets                                              89,058           92,550
                                                                      --------         --------

PROPERTY, PLANT AND EQUIPMENT, NET                                      48,100           47,003

INTANGIBLE ASSETS, NET                                                 116,667          118,200

OTHER ASSETS                                                             3,267            3,549
                                                                      --------         --------

      Total assets                                                    $257,092         $261,302
                                                                      ========         ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

  Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity
                             (Dollars in Thousands)


                                                               December 31,     September 30,
                                                                  2001              2001
                                                              ------------      ------------
                                                               (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                          $   9,338          $   8,393
   Accounts payable and accrued liabilities                      34,226             37,896
   Accrued interest                                               5,636              2,691
   U.S. and foreign income taxes                                  1,873              2,265
                                                              ---------          ---------

         Total current liabilities                               51,073             51,245
                                                              ---------          ---------

LONG-TERM DEBT                                                  189,477            193,836

DEFERRED INCOME TAXES                                               486                383

OTHER LIABILITIES                                                 6,159              5,982
                                                              ---------          ---------

         Total liabilities                                    $ 247,195          $ 251,446
                                                              ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
   (Redemption value of $99,826 and $96,801, respectively)
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                         --                 --
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--102,088 shares                           1                  1
   Additional paid-in capital                                    32,357             32,374
   Accumulated deficit                                           (3,205)            (2,494)
   Accumulated other comprehensive loss                         (19,256)           (20,025)
                                                              ---------          ---------

         Total stockholders' equity                               9,897              9,856
                                                              ---------          ---------

         Total liabilities and stockholders' equity           $ 257,092          $ 261,302
                                                              =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Operations
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                  For the Three Months Ended
                                                          December 31,
                                               -------------------------------
                                                    2001               2000
                                               ------------        -----------

NET SALES                                      $     61,643        $   68,365

COST OF SALES                                        32,928            37,553
                                               ------------        ----------

         Gross profit                                28,715            30,812

SELLING AND ADMINISTRATIVE                           20,856            24,183

RESEARCH AND TECHNICAL SERVICES                       1,369             1,484

AMORTIZATION OF INTANGIBLES                           1,559             1,655

OTHER  CHARGES                                            9                 9
                                               ------------        ----------

         Operating income                             4,922             3,481

INTEREST EXPENSE, NET                                 5,110             5,801
                                               ------------        ----------

         Loss before provision for income taxes       (188)           (2,320)

PROVISION FOR INCOME TAXES                              523                67
                                               ------------        ----------

         Net loss                              $      (711)        $  (2,387)
                                               ============        ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                        --------------    -------------
                                                                                             2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $   (711)        $ (2,387)
   Adjustments to reconcile net loss to cash provided by operating activities-
      Depreciation                                                                           2,375            2,529
      Amortization of intangible assets and deferred financing costs                         1,866            1,988
      Deferred income taxes                                                                     96              (75)
      Other, net                                                                                15               16
      Changes in assets and liabilities-(net of effects of Iron Age Vision purchase)
         Accounts receivable                                                                 7,443            3,131
         Inventories                                                                        (1,073)          (1,454)
         Accounts payable and accrued liabilities                                           (1,017)             367
         Other, net                                                                           (890)            (680)
                                                                                          --------         --------

              Net cash provided by operating activities                                      8,104            3,435
                                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                               (1,811)          (1,595)
   Cash paid for Iron Age Vision                                                              (730)              --
   Proceeds provided by disposals of property, plant and equipment                              --               33
                                                                                          --------         --------

              Net cash used by investing activities                                         (2,541)          (1,562)
                                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                               --              3,700
   Repayment of bonds                                                                       (2,000)
   Repayment of term loans                                                                  (2,017)          (4,409)
   Repayment of capital lease obligations                                                      (13)            --
   Proceeds (repayment) of long-term debt                                                      (35)              30
   Other                                                                                       (16)             (20)
                                                                                          --------         --------

              Net cash used by financing activities                                         (4,081)            (699)
                                                                                          --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        301             (752)
                                                                                          --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        1,783              422

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              18,233            3,495
                                                                                          --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 20,016         $  3,917
                                                                                          ========         ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations                                                              $  1,285         $   --
                                                                                          ========         ========

CASH PAID FOR:
   Interest                                                                               $  1,698         $  2,423
                                                                                          ========         ========
   Income taxes                                                                           $    433         $    433
                                                                                          ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                   (Unaudited)



1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K405.

2) COMPANY BACKGROUND

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

3) SIGNIFICANT ACCOUNTING POLICIES

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

     Revenue Recognition. The Company recognizes revenue upon shipment of its products to customers.

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

     Shipping and Handling Fees and Costs. Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying condensed consolidated statement of operations and totaled $4.0 million in the period ended December 31, 2001 and 2000, respectively. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

     Intangible Assets. Intangible assets consist primarily of the goodwill, patents, and trademarks purchased in business acquisitions. Intangible assets are amortized over their estimated useful lives.

     Impairment or Disposal of Long-Lived Assets. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position and results of operations.

     Asset Retirement Obligations. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes accounting standards requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position and results of operations.

     Business Combinations, Goodwill and Other Intangibles. In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

     Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency forward contracts and interest rate swap and collar agreements, which are derivatives as defined by SFAS No. 133. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap and collar agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for foreign currency forward contracts or when related interest payments affect earnings for interest rate swaps and collar agreements. As a result of the foreign currency forward contracts, the Company has recorded a derivative receivable of $0.2 million at December 31, 2001. All foreign currency forward contracts will expire over the next 9 months. There were no interest rate swap agreements at December 31, 2001.

     During the period ending December 31, 2001 the Company reclassified into earnings a net gain of approximately $0.1 million resulting from the exercise of foreign currency forward contracts. All foreign currency forward contracts were determined to be highly effective, therefore no ineffectiveness was recorded in earnings.

     The Company also executes foreign currency forward contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $0.1 million for the period ended December 31, 2001.

     The Company also entered into an interest rate collar arrangement during October 2001 to protect $25.0 million of adjustable Term Loan debt (as defined below in Note 6). The collar was not designated as a hedge under SFAS No. 133. The fair value of the interest rate collar remained unchanged and accordingly there was no charge to earnings in the period ended December 31, 2001.

4) COMPREHENSIVE INCOME

   Comprehensive   income  (loss)  consisted  of  the  following  (Dollars  in thousands):

                                                    Three months ended
                                                        December 31,
                                               ---------------------------------
                                                     2001              2000
                                                 (Unaudited)       (Unaudited)
                                               --------------    ---------------

    Net loss                                   $    (711)        $    (2,387)

       Foreign currency translation adjustment        560               1,694
       Unrealized gain (loss) on derivative
          Instruments                                 209             (1,701)
                                               --------------    ---------------
       Comprehensive income(loss)              $       58        $    (2,394)
                                               ==============    ===============

5) INVENTORIES

   Inventories consisted of the following (Dollars in thousands):


                                               December 31,      September 30,
                                                   2001              2001
                                              --------------    --------------
                                               (Unaudited)

   Raw materials                               $     7,556      $      7,259
   Work in process                                   8,296             8,364
   Finished goods                                   14,900            13,941
                                             --------------     --------------

                                              $     30,752      $     29,564
                                             ==============     ==============

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6) DEBT

     The Company's debt structure includes: (a) $98 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135 million under a Credit Agreement with various banks to provide Senior Bank Facilities comprised of (i) a secured term loan facility consisting of loans providing for up to $100 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30 million of revolving loans for general corporate purposes and (iii) a U.K. overdraft facility of up to an equivalent of $5 million in Great Britain Pounds for working capital requirements as needed. The amount outstanding on the Term Loans at December 31, 2001, was approximately $97 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2001.

     On October 17, 2001 the Company executed a First Amendment to the Credit Agreement, which allowed the Company the option to purchase, on or before December 21, 2001, up to $10 million of the Notes at or below par. Prior to December 21, 2001, the Company purchased and retired $2 million of the Notes.


7) COMMITMENTS AND CONTINGENCIES

     Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

     Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's Predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators, which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 1995. In addition, the Company may be responsible for claims alleged to arise out of the use of respirators manufactured by the Company as well as products purchased for resale. The Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) Division that are not covered by the management agreement with Cabot.

     At December 31, 2001, the Company has reserved approximately $5.0 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is reevaluated periodically and may result in additional charges to operations if additional information becomes available. Consistent with the general environment experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.


8) SEGMENT REPORTING

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

Net Sales by Business Segment (Dollars in thousands):

                                            Three Months Ended
                                                December 31,
                                -------------------------------------------
                                       2001                     2000
                                -------------------      ------------------
                                   (Unaudited)              (Unaudited)

    Safety Products             $         45,006         $          49,178
    Safety Prescription Eyewear            8,994                     8,941
    Specialty Composites                   7,643                    10,246
                                -------------------      ------------------
    Total                       $         61,643         $          68,365
                                ===================      ==================

     Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $0.7 million and $1.1 million for the three months ended December 31, 2001 and 2000, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

EBITDA by Business Segment and reconciliation to loss before provision for income taxes (Dollars in thousands):

                                                   Three Months Ended
                                                       December 31
                                        ----------------------------------------
                                              2001                     2000
                                        -----------------      -----------------
                                         (Unaudited)             (Unaudited)

Safety Products                          $         7,982         $         6,559
Safety Prescription Eyewear                          254                      --
Specialty Composites                                  31                     598
Reconciling Items                                    597                     502
                                         ----------------      -----------------
Total EBITDA                                       8,864                   7,659

Depreciation                                       2,375                   2,529
Amortization                                       1,559                   1,655
Non-operating Costs                                    8                     (6)
Interest                                           5,110                   5,801
                                         ----------------      -----------------
Loss before provision for income taxes   $         (188)         $       (2,320)
                                         ================      =================

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

9) RESTRUCTURING CHARGE

     During fiscal 2001, the Company recorded an unusual charge of $11.4 million relating to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

     The unusual charge includes cash charges of $2.3 million, which includes $1.8 million for severance and other separation costs to cover the reduction of 5% of the Company's work force and $0.5 million for other costs associated with this plan. The unusual charge also includes non-cash charges of $9.1 million, which includes $3.2 million for non-cancelable long-term lease obligations, $2.9 million for asset impairments, $2.4 million for inventory disposals and $0.6 million related to the sale of the Company's Ettlingen, Germany location.

As of December 31, 2001, there is approximately $7.9 million accrued related to the restructuring.

10) ACQUISITIONS

     On December 14, 2001, the Company acquired Iron Age Vision from Iron Age Corporation of Pittsburgh, Pennsylvania for approximately $0.7 million. Iron Age Vision was the safety prescription eyewear division of Iron Age Corporation. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of Iron Age Vision have been included with those of the Company subsequent to December 14, 2001.

11) SUBSEQUENT EVENTS

     On January 21, 2002 the Company acquired the industrial safety business of Montreal, Canada based Leader Industries, Inc. for approximately $3.3 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of Leader Industries, Inc. will be included with those of the Company subsequent to January 22, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including notes thereto. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in such forward-looking statements. The factors that might cause such a difference include, among others, the following: risks associated with indebtedness; risks related to acquisitions; risks associated with the conversion to a new management information system; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure; unpredictability of patent protection and other intellectual property issues; dependence on key personnel; the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters


                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Three Months Ended December 31,
                                         -------------------------------------------------------------
                                              2001            %               2000               %
                                         -----------   ------------      -----------     ------------
   Net Sales
     Safety Products                     $    45,006           73.0       $    49,178            71.9
     Safety Prescription Eyewear               8,994           14.6             8,941            13.1
     Specialty Composites                      7,643           12.4            10,246            15.0
                                         -----------    -----------       -----------     -----------
        Total net sales                       61,643          100.0            68,365           100.0

   Cost of Sales                              32,928           53.4            37,553            54.9

      Gross profit                            28,715           46.6            30,812            45.1

   Operating Expenses-
     Selling and administrative               20,856           33.8            24,183            35.4
     Research and technical services           1,369            2.2             1,484             2.2
     Amortization of intangibles               1,559            2.5             1,655             2.4
     Other charges, net                            9             --                 9              --
                                         -----------    -----------       -----------     -----------
        Total operating expenses              23,793           38.6            27,331            40.0

   Operating income                            4,922            8.0             3,481             5.1

   Interest expense, net                       5,110            8.3             5,801             8.5
                                         -----------    -----------       -----------     -----------
     Loss before provision for income
     taxes                                     (188)           (0.3)           (2,320)           (3.4)
   Provision for income
                  taxes                          523            0.8                67             0.1
                                         -----------    -----------       -----------     -----------
   Net loss                                    (711)          (1.2)           (2,387)           (3.5)

   EBITDA                                $     8,864           14.4       $     7,659     $      11.2
                                         ===========    ===========       ===========     ===========

Results of Operations -- Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Net Sales. Net sales in the three months ended December 31, 2001 decreased 9.8% to $61.6 million from $68.4 million in the three months ended December 31, 2000. The change in sales was primarily driven by the significant slowdown in the manufacturing sector of the economy in which the Company markets its products, exacerbated by the impact of the terrorist events of September 11, 2001. The Safety Products segment net sales in the three months ended December 31, 2001 decreased 8.5% to $45.0 million from $49.2 million in the three months ended December 31, 2000. This decrease was primarily driven by the continued effects of a weak economy as mentioned above. The Safety Prescription Eyewear segment net sales in the three months ended December 31, 2001 increased 1.0% to $9.0 million from $8.9 million in the three months ended December 31, 2000. This increase was the result of increased share in the safety prescription eyewear market despite the weak economy and events of September 11, 2001. Specialty Composites' net sales in the three months ended December 31, 2001 decreased 25.4% to $7.6 million from $10.2 million in the three months ended December 31, 2000. The decrease was primarily driven by volume declines in the truck market and the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.

     Gross Profit. Gross Profit in the three months ended December 31, 2001 decreased 6.8% to $28.7 million from $30.8 million in the three months ended December 31, 2000. Gross Profit as a percentage of net sales in the three months ended December 31, 2001 improved to 46.6% as compared to 45.1% in the three months ended December 31, 2000. The decline in Gross Profit is primarily due to lower sales volumes caused by the events of September 11, 2001 and the continued recession. The increase in the Gross Profit percentage of net sales is primarily due to continued productivity improvements in manufacturing operations and the positive impact of the restructuring plan announced on September 30, 2001 partially offset by unfavorable product mix and lower capacity utilization.

     Operating Expenses. Operating expenses in the three months ended December 31, 2001 decreased 12.9% to $23.8 million from $27.3 million in the three months ended December 31, 2000. The decrease in operating expenses was primarily driven by lower selling and administrative expenses. Selling and administrative expenses as a percentage of net sales decreased to 33.8% in the three months ended December 31, 2001 as compared to 35.4% in the three months ended December 31, 2000. The decrease in selling and administrative expenses was primarily due to discretionary spending controls to keep expenses in line with revenues.

     Operating Income. Primarily as a result of the factors mentioned above, operating income increased 41.4% to $4.9 million in the three months ended December 31, 2001 from $3.5 million in the three months ended December 31, 2000. Operating income as a percentage of net sales in the three months ended December 31, 2001 increased to 8.0% as compared to 5.1% in the three months ended December 31, 2000.

     Interest Expense, Net. Interest expense, net in the three months ended December 31, 2001 decreased 11.9% to $5.1 million from $5.8 million in the three months ended December 31, 2000. The decrease is attributed to lower weighted average interest rates in effect for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

     Provision For Income Taxes. The provision for income taxes increased to $0.5 million in the three months ended December 31, 2001 from $0.1 million in the three months ended December 31, 2000. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

     Net Income (Loss). For the three months ended December 31, 2001 the Company had a net loss of $0.7 million as compared to net loss of $2.4 million for the three months ended December 31, 2000.

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

                               EBITDA Calculation
                         Three Months Ended December 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                   Three Months Ended           Change
                                      December 31,       Favorable (Unfavorable)
                                      ------------       -----------------------
                                    2001        2000       Amount        Percent
                                    ----        ----       ------        -------

 Operating Income                $  4,922     $ 3,481   $  1,441           41.4%
 Add Backs:
     Depreciation                   2,375       2,529       (154)         (6.1%)
     Amortization of intangibles    1,559       1,655        (96)         (5.8%)
     Non-operating costs, net           8          (6)        14             --
                                 --------     --------  ---------

 EBITDA                          $  8,864     $ 7,659   $  1,205           15.7%
                                 ========     ========  =========

     EBITDA for the three months ended December 31, 2001 increased 15.7% to $8.9 million from $7.7 million for the three months ended December 31, 2000. EBITDA as a percentage of net sales in the three months ended December 31, 2001 was 14.4% as compared to 11.2% in the three months ended December 31, 2000. The increase in EBITDA is primarily attributed to the improvement in gross margin percentage and the reduction in selling and administrative expenses, which were partially offset by lower sales volume and unfavorable product mix.

Effects of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast to the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes foreign currency forward contracts, and other hedging instruments, to mitigate the effects of changes in foreign currency rates on profitability.

Effects of Inflation

     In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

Effects of Economic Conditions

     Softening of the North American economy began during the first fiscal quarter of 2001. Since that time the overall economic downturn has resulted in many companies announcing layoffs which has also had an impact on overall consumer confidence. The announced layoffs have had a significant impact on the number of employed industrial workers. As a result of this it is expected that sales, on a comparable quarterly basis, will remain soft for at least the next two fiscal quarters.

Liquidity and Capital Resources

     The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

     The Company's debt structure includes: (a) $98 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a Credit Agreement with various banks to provide Senior Bank Facilities comprised of (i) a secured term loan facility consisting of loans providing for up to $100 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30million of revolving loans for general corporate purposes and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed. The amount outstanding on the Term Loans at December 31, 2001, was approximately $97.0 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2001.

     On October 17, 2001 the Company executed a First Amendment to the Credit Agreement, which allowed the Company the option to purchase, on or before December 21, 2001, up to $10 million of the Notes at or below par. Prior to December 21, 2001, the Company purchased and retired $2.0 million of the Notes.

     Maturities under the Company's Term Loans are: $6.0 million for the remainder of fiscal 2002, $12.0 million in fiscal 2003, and $78.0 million thereafter. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

     The Company's net cash provided by operating activities for the three months ended December 31, 2001 totaled $8.1 million as compared to $3.4 million for the three months ended December 31, 2000. The increase of $4.7 million was due primarily to a $1.7 million improvement in net loss and a $3.1 million increase in the Company's net changes in assets and liabilities. The Company's net changes in assets and liabilities was primarily driven by a larger reduction in receivables of $4.3 million, an improvement in the change in inventories of $0.4 million, offset by a decrease in the change in accounts payable and other liabilities of $1.4 million, as well as a $0.2 million decrease in the net change in other assets and liabilities. The decrease in the change in accounts payable and other liabilities included $0.5 million in payments related to the Company's restructuring plan.

     Net cash used by investing activities was $2.5 million for the three months ended December 31, 2001 as compared to $1.6 million for the three months ended December 31, 2000. The increase of $0.9 million in net cash used by investing activities is primarily attributed to the acquisition of Iron Age Vision for $0.7 million in December 2001 and an increase of $0.2 million in capital expenditures for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000.

     Net cash used by financing activities for the three months ended December 31, 2001 was $4.1 million compared with net cash used by financing activities for the three months ended December 31, 2000 of $0.7 million. The change of $3.4 million is primarily due to no draw of proceeds from the Revolving Credit Facility during the three months ended December 31, 2001, as compared to a net draw of $3.7 million during the three months ended December 31, 2000. The Company paid off the Revolving Credit Facility upon the execution of the July 13, 2001 amendment and restatement of its Credit Agreement.

     The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained in the future. In particular, during fiscal 2001 and the three months ended December 31, 2001, the Company was affected by the significant slowdown in the manufacturing sector of the economies in which the Company markets its products that began in earnest during the first fiscal quarter of fiscal 2001, exacerbated by the impact of the terrorist events of September 11, 2001. It is expected that sales, on a comparable quarterly basis, will remain soft for at least the next two fiscal quarters.

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

Foreign Currency Risk

     The Company's results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast with the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in European operations. The Company has utilized foreign currency forward contracts for transaction and cash flow exposures. During the period ended December 31, 2001, net transaction losses were $0.1 million and cash flow hedge gains were $0.1 million. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling and Euros.

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measures at its fair value. As a result of foreign currency forward contracts, the Company has recorded a derivative receivable of $0.2 million as of December 31, 2001. The foreign currency forward contracts will expire over the next 9 months.

Interest Rates

     The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

     As a result of the current economic slowdown and corresponding interest rate reductions, the Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 2% LIBOR (London Interbank Offering Rate) and cap at 6.25% LIBOR. The collar was not designated as a hedge under SFAS No. 133 and accordingly, the fair value of gains or losses was charged to earnings.

     The Company is of the opinion that it is well positioned to manage interest exposures in the short term. The Company continues to monitor interest rate movements and has mitigated the risks of potential interest rate fluctuations through the use of the aforementioned interest rate instruments.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Various  lawsuits  and claims  arise  against the  Company in the  ordinary course of its business. Most of these lawsuits and claims relate to the Company's safety eyewear and respiratory product lines and primarily involve accidents and/or exposures occurring after the Company's Predecessor acquired the AOSafety(R) Division from American Optical Corporation in April 1990. The Company is contingently liable with respect to numerous lawsuits involving respirators sold by American Optical Corporation prior to the acquisition of the AOSafety(R) Division in April 1990. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, American Optical Corporation and a prior owner of American Optical Corporation. The Company and Cabot have entered into an arrangement whereby, so long as the Company pays to Cabot an annual fee of $400,000, which the Company has elected to pay, Cabot will retain responsibility and liability for, and indemnify the Company against, certain legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 1995. In addition, the Company may be responsible for claims alleged to arise out of the use of respirators manufactured by the Company as well as products purchased for resale. The Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) Division that are not covered by the management agreement with Cabot.

     At December 31, 2001 the Company has reserved approximately $5.0 million for liabilities including those arising from asbestosis or silicosis litigation. The reserve is re-evaluated periodically and may result in additional charges to operations if additional information becomes available. Consistent with the general environment experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.


Item 2.  Changes in Securities and Use of Proceeds
             None.

Item 3.  Defaults Upon Senior Securities
             None.

Item 4.  Submission of Matters to a Vote of Security Holders
             None.

Item 5.  Other Information
             None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 10.30 - First Amendment to the Amended and Restated Credit Agreement, as of July 13, 2001, dated October 17, 2001

     (b)  Reports on Form 8-K

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

Date: January 30, 2002              AEARO CORPORATION
                                    /s/ Jeffrey S. Kulka

                                    ------------------------------------------
                                    Jeffrey S. Kulka
                                    Vice President, Chief Financial Officer,
                                    Treasurer,and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBITS            DESCRIPTION
---------           ------------

10.30* First Amendment to the Amended and Restated Credit Agreement as of July 13, 2001, dated October 17, 2001


*Filed herewith.