Form 10-Q
period 2002-03-31
AEARO CORP
filed 2002-05-15
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


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

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 15, 2002 was 101,912.5.

                                Aearo Corporation
                                TABLE OF CONTENTS
             Form 10-Q for the Quarterly Period Ended March 31, 2002

PART I-FINANCIAL INFORMATION..................................................3
----------------------------

Item 1.    Financial Statements...............................................3

           Condensed Consolidated Balance Sheets - Assets.....................3

           Condensed Consolidated Balance Sheets - Liabilities and
           Stockholders' Equity...............................................4

           Condensed Consolidated Statements of Operations....................5

           Condensed Consolidated Statements of Cash Flows....................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........23

PART II - OTHER INFORMATION..................................................25

Item 1.    Legal Proceedings.................................................25

Item 2.    Changes in Securities and Use of Proceeds.........................26

Item 3.    Defaults Upon Senior Securities...................................26

Item 4.    Submission of Matters to a Vote of Security Holders...............26

Item 5.    Other Information.................................................26

Item 6.    Exhibits and Reports on Form 8-K..................................26

SIGNATURES...................................................................27
----------

EXHIBIT INDEX................................................................28
-------------

                          PART I-FINANCIAL INFORMATION

     Item 1.      Financial Statements



                                AEARO CORPORATION

                 Condensed Consolidated Balance Sheets - Assets
                             (Dollars in Thousands)

                                                                   -------------  -------------
                                                                      March 31,   September 30,
                                                                        2002          2001
                                                                   -------------  -------------
                                                                    (Unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                                     $     10,735    $    18,233
     Accounts receivable (net of reserve for doubtful accounts of
         $1,123 and $831 respectively)                                   42,878         42,428
     Inventories                                                         30,757         29,564
     Deferred and prepaid expenses                                        3,732          2,325
                                                                   ------------   ------------

         Total current assets                                            88,102         92,550
                                                                   ------------   ------------

   PROPERTY, PLANT AND EQUIPMENT, NET                                    47,490         47,003

   INTANGIBLE ASSETS, NET                                               116,892        118,200

   OTHER ASSETS                                                           3,769          3,549
                                                                   ------------   ------------


         Total assets                                              $    256,253    $   261,302
                                                                   ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

  Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity
                             (Dollars in Thousands)


                                                                        -----------------      -----------------
                                                                           March 31,              September 30,
                                                                              2002                     2001
                                                                        -----------------      -----------------
                                                                           (Unaudited)

CURRENT LIABILITIES:
   Current portion of long-term debt                                    $         10,104        $         8,393
   Accounts payable and accrued liabilities                                       37,019                 37,896
   Accrued interest                                                                2,608                  2,691
   U.S. and foreign income taxes                                                   1,883                  2,265
                                                                        ----------------         --------------

         Total current liabilities                                                51,614                 51,245
                                                                        ----------------         --------------

LONG-TERM DEBT                                                                   185,913                193,836

DEFERRED INCOME TAXES                                                                495                    383

OTHER LIABILITIES                                                                  6,361                  5,982
                                                                        ----------------         --------------

         Total liabilities                                              $        244,383         $      251,446
                                                                        ----------------         --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
   (Redemption value of $102,945 and $96,801, respectively)
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                              -                     -
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--101,913 and 102,088 shares, respectively                   1                     1
   Additional paid-in capital                                                     32,248                 32,374
   Accumulated deficit                                                            (1,188)                (2,494)
   Accumulated other comprehensive loss                                          (19,191)               (20,025)
                                                                        -----------------         --------------

         Total stockholders' equity                                               11,870                  9,856
                                                                        ----------------          --------------

         Total liabilities and stockholders' equity                     $        256,253         $      261,302
                                                                        ================         ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Operations
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                    ------------------------------------     -------------------------------------
                                                        For the Three Months Ended                 For the Six Months Ended
                                                                 March 31,                                March 31,
                                                    ------------------------------------     -------------------------------------
                                                         2002                2001                 2002                 2001

NET SALES                                           $        70,683     $        74,039      $       132,326     $       142,404

COST OF SALES                                                37,360              39,116               70,288              76,669
                                                    ---------------     ---------------      ---------------     ---------------

         Gross profit                                        33,323              34,923               62,038              65,735

SELLING AND ADMINISTRATIVE                                   22,832              21,911               43,688              46,094

RESEARCH AND TECHNICAL SERVICES                               1,389               1,365                2,758               2,849

AMORTIZATION OF INTANGIBLES                                   1,557               1,634                3,116               3,289

OTHER CHARGES                                                    29                 514                   38                 523
                                                    ---------------     ---------------      ---------------     ---------------

         Operating income                                     7,516               9,499               12,438              12,980

INTEREST EXPENSE, NET                                         4,936               5,880               10,046              11,681
                                                    ---------------     ---------------      ---------------     ---------------

         Income before provision for income taxes
                                                              2,580               3,619                2,392               1,299

PROVISION FOR INCOME TAXES                                      563                 584                1,086                 651
                                                    ---------------     ---------------      ---------------     ---------------

         Net Income                                 $         2,017     $         3,035      $         1,306     $           648
                                                    ===============     ===============      ===============     ===============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                --------------------------------
                                                                                      For the Six Months Ended
                                                                                             March 31,
                                                                                --------------------------------
                                                                                     2002              2001
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $       1,306      $         648
   Adjustments to reconcile net income to cash provided by operating activities-
      Depreciation                                                                      5,108              5,121
      Amortization of intangible assets and deferred financing costs                    3,890              4,009
      Deferred income taxes                                                               104               (85)
      Other, net                                                                          248                 22
      Changes in assets and liabilities-(net of effects of acquisitions)
         Accounts receivable                                                            1,772              1,389
         Inventories                                                                      224            (2,530)
         Accounts payable and accrued liabilities                                     (4,726)            (1,699)
         Other, net                                                                   (1,095)              (449)
                                                                                -------------      -------------

              Net cash provided by operating activities                                 6,831              6,426
                                                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                          (3,964)           (4,439)
   Cash paid for Iron Age Vision                                                         (706)                --
   Cash paid for Leader                                                                (3,636)                --
   Proceeds provided by disposals of property, plant and equipment                         12                 36
                                                                                -------------      -------------

              Net cash used by investing activities                                   (8,294)            (4,403)
                                                                                -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                            --              7,500
   Repayment of bonds                                                                 (2,000)                 --
   Repayment of term loans                                                            (4,024)            (8,895)
   Repayment of capital lease obligations                                                (53)                 --
   Repayment of long-term debt                                                           (70)                (5)
   Other                                                                                (126)                139
                                                                                -------------      -------------

              Net cash used by financing activities                                   (6,273)            (1,261)
                                                                                -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   238            (1,424)
                                                                                -------------      -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (7,498)              (662)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                        18,233              3,495
                                                                                -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      10,735      $       2,833
                                                                                =============      =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations                                                    $       1,285      $          --
                                                                                =============      =============

CASH PAID FOR:
   Interest                                                                     $       9,346      $      11,040
                                                                                =============      =============
   Income taxes                                                                 $       1,248      $       1,001
                                                                                =============      =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2002

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

     Shipping and Handling Fees and Costs. Shipping and handling costs included payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying condensed consolidated statement of operations. Shipping and handling costs in the three months ended March 31, 2001 and 2002 were $4.5 million and $4.2 million, respectively. Shipping and handling costs in the six months ended March 31, 2001 and 2002 were $8.5 million and $8.2 million, respectively. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.

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

                               AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2002

                                   (Unaudited)

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

     Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

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

                               AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2002

                                   (Unaudited)

     SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency forward contracts and interest rate swap and collar agreements, which are derivatives as defined by SFAS No. 133. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap and collar agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for foreign currency forward contracts or when related interest payments affect earnings for interest rate swaps and collar agreements. As a result of the foreign currency forward contracts, the Company has recorded a derivative receivable of $0.1 million at March 31, 2002. All foreign currency forward contracts are executed in exchange traded markets for which quoted prices exist and will expire over the next 6 months. There were no interest rate swap agreements at March 31, 2002.

     During the period ending March 31, 2002 the Company reclassified into earnings a net gain of approximately $0.3 million resulting from the exercise of foreign currency forward contracts. All foreign currency forward contracts were determined to be highly effective, therefore no ineffectiveness was recorded in earnings.

     The Company also executes foreign currency forward contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $0.1 million for the period ended March 31, 2002.

     The Company also entered into an interest rate collar arrangement during October 2001 to protect $25.0 million of adjustable Term Loan debt (as defined below in Note 6). The collar was not designated as a hedge under SFAS No. 133. The fair value of the interest rate collar remained unchanged and accordingly there was no charge to earnings in the period ended March 31, 2002.

4)   COMPREHENSIVE INCOME

     Comprehensive   income  (loss)  consisted  of  the  following  (Dollars  in thousands):

                                             For the Three Months Ended        For the Six Months
                                                      March 31,                  Ended March 31,
                                             --------------------------    --------------------------
                                                 2002          2001            2002           2001
                                             ----------    ------------    -----------    -----------
     Net income                              $    2,017    $      3,035      $   1,306    $       648
     Foreign currency translation adjustment        160         (5,089)            698        (3,395)
     Unrealized gain (loss) on derivative
       Instruments                                 (95)           1,018            136          (683)
                                             ----------    ------------      ---------    -----------

     Comprehensive income (loss)             $    2,082    $    (1,036)      $   2,140    $   (3,430)
                                             ==========    ============      =========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2002

                                   (Unaudited)
5)  INVENTORIES

    Inventories consisted of the following (Dollars in thousands):


                                 March 31,       September 30,
                                  2002               2001
                              ---------------  ----------------

     Raw materials            $         7,875   $         7,259
     Work in process                    8,126             8,364
     Finished goods                    14,756            13,941
                              ---------------   ---------------
                              $        30,757   $        29,564
                              ===============   ===============

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)   DEBT

     The Company's debt structure includes: (a) $98 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135 million under a Credit Agreement with various banks to provide Senior Bank Facilities comprised of (i) a secured term loan facility consisting of loans providing for up to $100 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30 million of revolving loans for general corporate purposes and (iii) a U.K. overdraft facility of up to an equivalent of $5 million in Great Britain Pounds for working capital requirements as needed. The amount outstanding on the Term Loans at March 31, 2002, was approximately $94.3 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at March 31, 2002.

7)   COMMITMENTS AND CONTINGENCIES

     Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

     Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are product liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale. In addition, the Company may be contingently liable with respect to numerous lawsuits involving respirators sold by its predecessors, American Optical Corporation and Cabot Corporation, arising out of agreements entered into when the AOSafety(R) Division was sold by American Optical Corporation to Cabot in April 1990 and when later sold by Cabot to the Company in 1995. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2002

                                   (Unaudited)

     include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, Cabot, American Optical Corporation and a prior owner of American Optical Corporation. Liability is allocated among the parties based on the number of years each company owned the AOSafety Division and the alleged years of exposure of the individual plaintiff. The Company's share of the contingent liability is further limited by an agreement entered into between the Company and Cabot whereby, so long as the Company pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify the Company against, asbestos and silicosis related legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 11, 1995. This annual fee was negotiated as part of the 1995 agreement between the Company and Cabot. To date, the Company has elected to pay the annual fee. The Company could potentially be liable for these exposures if the Company elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters. With these arrangements in place, however, the Company's potential liability is limited to exposures alleged to arise from the use of respirators manufactured after July 11, 1995. The Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) Division that are not covered by, and are unrelated to, the agreement with Cabot.

     At March 31, 2002, the Company has reserved approximately $5.0 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is reevaluated periodically and may result in additional charges to operations if additional information becomes available. As is standard in the insurance industry, the Company's product liability insurance excludes asbestos and silicosis related respiratory claims. Therefore, the Company's accrual has not been reduced for estimated insurance recoveries. Consistent with the general environment experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Since the Company, until recently, has not been directly named in the lawsuits, it has very little available information regarding specific numbers of claims that affect the Company directly. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.

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

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2002

                                   (Unaudited)

     Net Sales by Business Segment (Dollars in thousands):

                                             For the Three Months Ended        For the Six Months Ended
                                                     March 31,                         March 31,
                                          --------------------------------    --------------------------
                                                2002            2001              2002           2001
                                          ---------------- ---------------    -------------- -----------

     Safety Products                      $      50,377    $        53,070    $     95,383   $   102,248
     Safety Prescription Eyewear                 10,550             10,701          19,544        19,642
     Specialty Composites                         9,756             10,268          17,399        20,514
                                          -------------    ---------------    ------------   -----------
     Total                                $      70,683    $        74,039    $    132,326   $   142,404
                                          =============    ===============    ============   ===========

     Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $0.6 million and $0.9 million for the three months ended March 31, 2002 and 2001, respectively. Inter-segment sales totaled $1.3 million and $1.9 million for the six months ended March 31, 2002 and 2001, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

EBITDA by Business Segment and reconciliation to income before provision for income taxes (Dollars in thousands):

                                                      For the Three Months Ended  For the Six Months Ended
                                                               March 31,                  March 31,
                                                      --------------------------  -------------------------
                                                           2002          2001         2002         2001
                                                      ------------- ------------  ----------- -------------

Safety Products                                         $    10,200   $   11,027    $  18,182   $    17,586
Safety Prescription Eyewear                                     746        1,074        1,000         1,074
Specialty Composites                                            953          616          984         1,214
Reconciling Items                                               103          903          700         1,405
                                                      ------------- ------------  ----------- -------------
Total EBITDA                                                 12,002       13,620       20,866        21,279

Depreciation                                                  2,733        2,591        5,108         5,121
Amortization                                                  1,557        1,634        3,116         3,289
Non-operating Costs                                             196        (104)          204         (111)
Interest                                                      4,936        5,880       10,046        11,681
                                                      ------------- ------------  ----------- -------------
Income before provision for income taxes                $     2,580   $    3,619    $   2,392   $     1,299
                                                      ============= ============  =========== =============

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

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2002

                                   (Unaudited)

     Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

     The unusual charge includes cash charges of $2.3 million, which includes $1.8 million for severance and other separation costs to cover the reduction of 5% of the Company's work force and $0.5 million for other costs associated with this plan. The unusual charge also includes non-cash charges of $9.1 million, which includes $3.2 million for non-cancelable long-term lease obligations, $2.9 million for asset impairments, $2.4 million for inventory disposals and $0.6 million related to the sale of the Company's Ettlingen, Germany location. As of March 31, 2002, there is approximately $6.6 million accrued related to the restructuring.

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

     On January 21, 2002 the Company acquired the industrial safety business of Montreal, Canada based Leader Industries, Inc. for approximately $3.6 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of Leader Industries, Inc. will be included with those of the Company subsequent to January 22, 2002.

11)  SUBSEQUENT EVENTS

     On May 7, 2002, the Company acquired the assets of Chesapeake Optical of Baltimore, Maryland for approximately $3.0 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of Chesapeake Optical will be included with those of the Company subsequent to May 7, 2002.

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

     Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
     (GAAP). GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. The Company revises its estimates and assumptions as new information becomes available.

     The Company believes that of its significant accounting policies (see Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K405) the following policies involve a higher degree of judgment and/or complexity.

     Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Recognition of a deferred tax asset is dependent on generating sufficient future taxable income prior to the expiration of the tax loss and credit carryforwards. Due to the uncertainties of realizing these tax benefits, the Company has taken a full valuation allowance. The Company evaluates the adequacy of the valuation allowance by assessing prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

     Accrued Liabilities -The Company has established reserves for potential liabilities. A significant amount of judgment and use of estimates is required to quantify the Company's ultimate exposure in these matters and the valuation of reserves is periodically reviewed. While the Company believes that the current level of reserves is adequate, changes in the future could impact these determinations.

     Restructuring - The Company recorded an unusual charge in fiscal 2001 based on a restructuring plan to improve its competitive position and long-term profitability. The provision recorded was based on estimates of the expected costs associated with site closures, consolidation of products and product lines, disposal of assets, contract terminations or other costs directly related to the restructuring. To the extent that actual costs may differ from amounts recorded, revisions to the estimated reserves would be required.

     Impairment of Long-Lived Assets - The Company evaluates long-lived assets, including other intangibles and related goodwill, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.

     Cash flows used in the potential impairment evaluation are based on management's estimates and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

     Results of Operations -- Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                       ----------------------------------------------------------------
                                                            2002               %               2001                %
                                                       ---------------   --------------    --------------   -----------
  Safety Products                                      $    50,377              71.3       $    53,070             71.7
  Safety Prescription Eyewear                               10,550              14.9            10,701             14.4
  Specialty Composites                                       9,756              13.8            10,268             13.9
                                                       -----------       -----------       -----------      -----------
     Total net sales                                        70,683             100.0            74,039            100.0

Cost of Sales                                               37,360              52.9            39,116             52.8

Gross profit                                                33,323              47.1            34,923             47.1

Operating Expenses-
  Selling and administrative                                22,832              32.3            21,911             29.6
  Research and technical services                            1,389               2.0             1,365              1.8
  Amortization of intangibles                                1,557               2.2             1,634              2.2
  Other charges, net                                            29                --               514               .7
                                                       -----------       -----------       -----------      -----------
     Total operating expenses                               25,807              36.5            25,424             34.3

Operating income                                             7,516              10.6             9,499             12.8

Interest expense, net                                        4,936               7.0             5,880              7.9
                                                       -----------       -----------       -----------      -----------
  Income before provision for income taxes                   2,580               3.7             3,619              4.9

Provision for income taxes                                     563               0.8               584              0.8
                                                       -----------       -----------       -----------      -----------
Net income                                                   2,017               2.9             3,035              4.1
                                                       ===========       ===========       ===========      ===========

EBITDA                                                 $    12,002              17.0       $    13,620             18.4
                                                       ===========       ===========       ===========      ===========

     Net Sales. Net sales in the three months ended March 31, 2002 decreased 4.5% to $70.7 million from $74.0 million in the three months ended March 31, 2001. The change in sales was primarily driven by the significant slowdown in the manufacturing sector of the economy in which the Company markets its products, exacerbated by the impact of the terrorist events of September 11, 2001. The Safety Products segment net sales in the three months ended March 31, 2002 decreased 5.1% to $50.4 million from $53.1 million in the three months ended March 31, 2001. This decrease was primarily driven by the continued effects of a weak economy as mentioned above. The strength of the U.S. dollar had the impact of reducing sales by $1.4 million in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The Safety Products segment sales for the three months ended March 31, 2002 included $1.4 million of sales due to the acquisition of Leader Industries on January 22, 2002. The Safety Prescription Eyewear segment net sales in the three months ended March 31, 2002 decreased 1.4% to $10.6 million from $10.7 million in the three months ended March 31, 2001. The Safety Prescription Eyewear segment sales for the three months ended March 31, 2002 included $0.4 million of sales due to the acquisition of Iron Age Vision on December 14, 2001. Specialty Composites' net sales in the three months ended March 31, 2002 decreased 5.0% to $9.8 million from $10.3 million in the three months ended March 31, 2001. The decrease was primarily driven by volume declines in the truck market and the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.

     Gross Profit. Gross Profit in the three months ended March 31, 2002 decreased 4.6% to $33.3 million from $34.9 million in the three months ended March 31, 2001. The decline in Gross Profit is primarily due to lower sales volumes caused by the events of September 11, 2001 and the continued recession. Gross Profit as a percentage of net sales in the three months ended March 31, 2002 compared to the three months ended March 31, 2001was unchanged at 47.1%. Gross Profit as a percentage of net sales was relatively unchanged as the positive impact of productivity improvements and the positive impact of the restructuring plan announced on September 30, 2001 were offset by unfavorable product mix and lower capacity utilization.

     Operating Expenses. Operating expenses in the three months ended March 31, 2002 increased 1.5% to $25.8 million from $25.4 million in the three months ended March 31, 2001. The increase was primarily driven by an increase in selling and administrative expenses partially offset by a decrease in other charges, net. Selling and administrative expenses in the three months ended March 31, 2002 included approximately $0.6 million of incremental expenses due to acquisitions as well as increased legal expenses. The decrease in other charges, net was primarily driven by foreign exchange gains in the three months ended March 31, 2002 as compared to foreign exchange losses in the three months ended March 31, 2001.

     Operating Income. As a result of the factors mentioned above, operating income decreased 20.9% to $7.5 million in the three months ended March 31, 2002 from $9.5 million in the three months ended March 31, 2001. Operating income as a percentage of net sales in the three months ended March 31, 2002 decreased to 10.6% as compared to 12.8% in the three months ended March 31, 2001.

     Interest Expense, Net. Interest expense, net in the three months ended March 31, 2002 decreased 16.1% to $4.9 million from $5.9 million in the three months ended March 31, 2001. The decrease is attributed to lower weighted average interest rates in effect for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

     Provision For Income Taxes. The provision for income taxes was unchanged at $0.6 million in the three months ended March 31, 2002 and 2001, respectively. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

     Net Income. For the three months ended March 31, 2002 the Company had net income of $2.0 million as compared to $3.0 million for the three months ended March 31, 2001.

     EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with accounting principles generally accepted in the United States of America as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading.

                               EBITDA Calculation
                           Three Months Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                               Three Months Ended                             Change
                                                    March 31,                        Favorable (Unfavorable)
                                       ------------------------------------    -------------------------------------
                                            2002                 2001              Amount             Percent
                                       ----------------     ---------------    ---------------   -------------------

    Operating Income                      $    7,516           $    9,499          $ (1,983)           (20.9%)
    Add Backs:
        Depreciation                           2,733                2,591                142               5.5
        Amortization of intangibles            1,557                1,634               (77)             (4.7)
        Non-operating costs, net                 196                (104)                300                --
                                          ----------           ----------          ---------     -------------
    EBITDA                                $   12,002           $   13,620          $ (1,618)           (11.9%)
                                          ==========           ==========          =========     =============

    By Segment
        Safety Products                   $   10,200           $   11,027          $   (827)            (7.5%)
        Safety Prescription Eyewear              746                1,074              (328)            (30.5)
        Specialty                                953                  616                337              54.7
        Reconciling Items                        103                  903              (800)            (88.6)
                                          ----------           ----------          ---------     -------------
    EBITDA                                $   12,002           $   13,620          $ (1,618)           (11.9%)
                                          ==========           ==========          =========     =============

     EBITDA for the three months ended March 31, 2002 decreased 11.9% to $12.0 million from $13.6 million for the three months ended March 31, 2001. EBITDA as a percentage of net sales in the three months ended March 31,
     2002 was 17.0% as compared to 18.4% in the three months ended March 31, 2001. The decrease in EBITDA is primarily attributed to decreased sales volume related to the continued effects of a weak economy. The Safety Products segment's EBITDA in the three months ended March 31, 2002 decreased 7.5% to $10.2 million from $11.0 million in the three months ended March 31, 2001. This decrease was primarily driven by reduced sales volume. The Safety Prescription Eyewear segment's EBITDA in the three months ended March 31, 2002 decreased 30.5% to $0.7 from $1.1 million in the three months ended March 31, 2001. This decrease was primarily driven by product mix and higher distribution costs. The Specialty Composites segment's EBITDA for the three months ended March 31, 2002 increased 54.7% to $1.0 million from $0.6 million in the three months ended March 31, 2001. This increase was primarily driven by the positive impacts of the 2001 restructuring plan.

     Results of Operations -- Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       Six Months Ended March 31,
                                                   ------------------------------------------------------------------
                                                        2002                  %                  2001         %
                                                   ----------------    -----------------    -------------------------

Net Sales
  Safety Products                                  $    95,383                72.1          $   102,223          71.8
  Safety Prescription Eyewear                           19,544                14.8               19,642          13.8
  Specialty Composites                                  17,399                13.1               20,539          14.4
                                                   -----------         -----------          -----------    ----------
     Total net sales                                   132,326               100.0              142,404         100.0

Cost of Sales                                           70,288                 53.1              76,669          53.8

   Gross profit                                         62,038                 46.9              65,735          46.2

Operating Expenses-
  Selling and administrative                            43,688                33.0               46,094          32.4
  Research and technical services                        2,758                 2.1                2,849           2.0
  Amortization of intangibles                            3,116                 2.4                3,289           2.3
  Other charges, net                                        38                  --                  523            .4
                                                   -----------         -----------          -----------    ----------
     Total operating expenses                           49,600                37.5               52,755          37.1

Operating income                                        12,438                 9.4               12,980           9.1

Interest expense, net                                   10,046                 7.6               11,681           8.2
                                                   -----------         -----------          -----------    ----------
 Income before provision for income taxes                2,392                 1.8                1,299           0.9

Provision for income taxes                               1,086                 0.8                  651           0.5
                                                   -----------         -----------          -----------    ----------
Net income                                               1,306                 1.0                  648           0.4
                                                   ===========         ===========          ===========    ==========

EBITDA                                             $    20,866                15.8          $    21,279          14.9
                                                   ===========         ===========          ===========    ==========

     Net Sales. Net sales in the six months ended March 31, 2002 decreased 7.1% to $132.3 million from $142.4 million in the six months ended March 31, 2001. The change in sales was primarily driven by the significant slowdown in the manufacturing sector of the economy in which the Company markets its products, exacerbated by the impact of the terrorist events of September 11, 2001. The Safety Products segment net sales in the six months ended March 31, 2002 decreased 6.7% to $95.4 million from $102.2 million in the six months ended March 31, 2001. This decrease was primarily driven by the continued effects of a weak economy as mentioned above. The strength of the U.S. dollar had the impact of reducing sales by $1.7 million in the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. The Safety Products segment sales for the six months ended March 31, 2002 included $1.4 million of sales due to the acquisition of Leader Industries on January 22, 2002. The Safety Prescription Eyewear segment net sales in the six months ended March 31, 2002 decreased by 0.5% to $19.5 million from $19.6 million in the six months ended March 31, 2001. The Safety Prescription Eyewear segment sales for the six months ended March 31, 2002 included $0.4 million of sales due to the acquisition of Iron Age Vision on December 14, 2001. Specialty Composites' net sales in the six months ended March 31, 2002 decreased 15.3% to $17.4 million from $20.5 million in the six months ended March 31, 2001. The decrease was primarily driven by volume declines in the truck market and the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.

     Gross Profit. Gross Profit in the six months ended March 31, 2002 decreased 5.6% to $62.0 million from $65.7 million in the six months ended March 31, 2001. The decline in Gross Profit is primarily due to lower sales volumes caused by the events of September 11, 2001 and the continued recession. Gross Profit as a percentage of net sales in the six months ended March 31, 2002 improved to 46.9% as compared to 46.2% in the six months ended March 31, 2001. The increase in the Gross Profit percentage of net sales is primarily due to continued productivity improvements in manufacturing operations and the positive impact of the restructuring plan announced on September 30, 2001 partially offset by unfavorable product mix and lower capacity utilization.

     Operating Expenses. Operating expenses in the six months ended March 31, 2002 decreased 6.0% to $49.6 million from $52.8 million in the six months ended March 31, 2001. The decrease in operating expenses was primarily driven by lower selling and administrative expenses and other charges, net. The decrease in selling and administrative expenses was primarily due to discretionary spending controls to keep expenses in line with revenues. The decrease in other charges, net was primarily due to foreign exchange gains in the six months ended March 31, 2002 as compared to foreign exchange losses in the six months ended March 31, 2001. Because of the lower net sales, Selling and administrative expenses as a percentage of net sales increased to 33.0% in the six months ended March 31, 2002 as compared to 32.4% in the six months ended March 31, 2001.

     Operating Income. As a result of the factors mentioned above, operating income decreased 4.2% to $12.4 million in the six months ended March 31, 2002 from $13.0 million in the six months ended March 31, 2001. Operating income as a percentage of net sales in the six months ended March 31, 2002 increased to 9.4% as compared to 9.1% in the six months ended March 31, 2001.

     Interest Expense, Net. Interest expense, net in the six months ended March 31, 2002 decreased 14.0% to $10.0 million from $11.7 million in the six months ended March 31, 2001. The decrease is attributed to lower weighted average interest rates in effect for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001.

     Provision For Income Taxes. The provision for income taxes increased to $1.1 million in the six months ended March 31, 2002 from $0.7 million in the six months ended March 31, 2001. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

     Net Income. For the six months ended March 31, 2002 the Company had net income of $1.3 million as compared to $0.6 million for the six months ended March 31, 2001.

     EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with accounting principles generally accepted in the United States of America as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading.

                               EBITDA Calculation
                            Six Months Ended March 31
                             (Dollars in Thousands)
                                   (Unaudited)

                                             Six Months Ended                Change
                                                March 31,            Favorable (Unfavorable)
                                    ----------------------------    --------------------------
                                        2002            2001          Amount         Percent
                                    -------------  -------------    ------------   -----------

 Operating Income                      $   12,438     $   12,980      $   (542)         (4.2%)
 Add Backs:
    Depreciation                            5,108          5,121           (13)          (0.3)
    Amortization of intangibles             3,116          3,289          (173)          (5.3)
    Non-operating costs, net                  204          (111)            315             --
                                       ----------     ----------      ---------     ----------
 EBITDA                                $   20,866     $   21,279      $   (413)         (1.9%)
                                       ==========     ==========      =========     ==========


By Segment
    Safety Products                   $   18,182      $   17,586     $     596           3.4%
    Safety Prescription Eyewear            1,000           1,074           (74)          (6.9)
    Specialty                                984           1,214          (230)         (18.9)
    Reconciling Items                        700           1,405          (705)         (50.2)
                                      ----------      ----------     ----------     ----------
EBITDA                                $   20,866      $   21,279     $    (413)         (1.9%)
                                      ==========      ==========     ==========     ==========

     EBITDA for the six months ended March 31, 2002 decreased 1.9% to $20.9 million from $21.3 million for the six months ended March 31, 2001. EBITDA as a percentage of net sales in the six months ended March 31, 2002 was 15.8% as compared to 14.9% in the six months ended March 31, 2001. The increase in EBITDA is primarily attributed to the improvement in gross margin percentage and the reduction in selling and administrative expenses, which were partially offset by lower sales volume and unfavorable product mix. The Safety Products segment's EBITDA in the six months ended March 31, 2002 increased 3.4% to $18.2 million from $17.6 million in the six months ended March 31, 2001. This increase was primarily driven by improved gross margin and the reduction in selling and administrative expense, partially offset by lower capacity utilization. The Safety Prescription Eyewear segment's EBITDA in the six months ended March 31, 2002 decreased 6.9% to $1.0 million from $1.1 million in the six months ended March 31,2001. This decrease was primarily driven by product mix and higher distribution costs. The Specialty Composites segment's EBITDA for the six months ended March 31, 2002 decreased 18.9% to $1.0 million from $1.2 million in the three months ended March 31, 2001. This decrease was primarily driven by lower sales volume, partially offset by improved gross margins and the positive impacts of the 2001 restructuring plan.


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

     The Company utilizes forward foreign currency contracts and other hedging instruments to mitigate the effects of changes in foreign currency rates on profitability.

     Effects of Inflation

     In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

     Effects of Economic Conditions

     Softening of the North American economy began during the first fiscal quarter of 2001. Since that time the overall economic downturn has resulted in many companies announcing layoffs which has also had an impact on overall consumer confidence. The announced layoffs have had a significant impact on the number of employed industrial workers. As a result of this it is expected that we will continue to operate in a challenging sales environment.

     Liquidity and Capital Resources

     The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

     The Company's debt structure includes: (a) $98.0 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a Credit Agreement with various banks to provide Senior Bank Facilities comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes and, (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed. The amount outstanding on the Term Loans at March 31, 2002, was approximately $94.3 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at March 31, 2002.

     On October 17, 2001 the Company executed a First Amendment to the Credit Agreement, which allowed the Company the option to purchase, on or before December 21, 2001, up to $10.0 million of the Notes at or below par. Prior to December 21, 2001, the Company purchased and retired $2.0 million of the Notes.

     Maturities under the Company's Term Loans are: $4.0 million for the remainder of fiscal 2002, $12.0 million in fiscal 2003, and $78.0 million thereafter. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make any principal payments in respect of the Notes until maturity in 2005. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

     The Company's net cash provided by operating activities for the six months ended March 31, 2002 totaled $6.8 million as compared to $6.4 million for the six months ended March 31, 2001. The increase of $0.4 million was primarily due to a $0.7 million improvement in net income partially offset by a $0.3 million decrease in the Company's net changes in assets and liabilities. The Company's net changes in assets and liabilities were primarily driven by a decrease in cash used to fund accounts payable and accrued liabilities and other, net, partially offset by an increase in cash from receivables and inventory. The decrease in the change in accounts payable and other liabilities included $1.3 million in payments related to the Company's restructuring plan.

     Net cash used by investing activities was $8.3 million for the six months ended March 31, 2002 as compared to $4.4 million for the six months ended March 31, 2001. The increase of $3.9 million in net cash used by investing activities is primarily attributed to the acquisition of Leader Industries for $3.6 million in January 2002, the acquisition of Iron Age Vision for $0.7 million in December 2001 and an decrease of $0.4 million in capital expenditures for the six months ended March 31, 2002, as compared to the six months ended March 31, 2001.

     Net cash used by financing activities for the six months ended March 31, 2002 was $6.3 million compared with net cash used by financing activities for the six months ended March 31, 2001 of $1.3 million. The change of $5.0 million is primarily due to no draw of proceeds from the Revolving Credit Facility during the six months ended March 31, 2002, as compared to a net draw of $7.5 million during the six months ended March 31, 2001, partially offset by a decrease in term loan and bond repayments of $2.0 million. The Company has no financing arrangements involving special purpose entities.

     The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained. In particular, during fiscal 2001 and the six months ended March 31, 2002, the Company was affected by the significant slowdown in the manufacturing sector of the economies in which the Company markets its products that began in earnest during the first fiscal quarter of fiscal 2001, exacerbated by the impact of the terrorist events of September 11, 2001. The Company expects to arrange for new financing of both the Senior Bank Facilities and the Notes before the maturity of the Senior Bank Facilities in March 2005. There can be no assurances that any additional financing or other sources of capital will be available to the Company at acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Foreign Currency Risk

     The Company's results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast with the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in European operations. The Company has utilized forward foreign currency contracts for transaction and cash flow exposures. During the six months ended March 31, 2002, net transaction losses were $0.1 million and cash flow hedge gains were $0.3 million. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measures at its fair value. As a result of forward foreign currency contracts, the Company has recorded a derivative receivable of $0.1 million as of March 31, 2002. The forward foreign currency contracts will expire over the next 6 months.

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

                          PART II - OTHER INFORMATION


     Item 1.      Legal Proceedings

     Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are product liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale. In addition, the Company may be contingently liable with respect to numerous lawsuits involving respirators sold by its predecessors, American Optical Corporation and Cabot Corporation, arising out of agreements entered into when the AOSafety(R) Division was sold by American Optical Corporation to Cabot in April 1990 and when later sold by Cabot to the Company in 1995. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, Cabot, American Optical Corporation and a prior owner of American Optical Corporation. Liability is allocated among the parties based on the number of years each company owned the AOSafety Division and the alleged years of exposure of the individual plaintiff. The Company's share of the contingent liability is further limited by an agreement entered into between the Company and Cabot whereby, so long as the Company pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify the Company against, asbestos and silicosis related legal claims asserted after July 11, 1995 (the date of the Company's formation) alleged to arise out of the use of respirators manufactured prior to July 11, 1995. This annual fee was negotiated as part of the 1995 agreement between the Company and Cabot. To date, the Company has elected to pay the annual fee. The Company could potentially be liable for these exposures if the Company elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters. With these arrangements in place, however, the Company's potential liability is limited to exposures alleged to arise from the use of respirators manufactured after July 11, 1995. The Company may also be responsible for certain claims of acquired companies other than the AOSafety(R) Division that are not covered by, and are unrelated to, the agreement with Cabot.

     At March 31, 2002, the Company has reserved approximately $5.0 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is reevaluated periodically and may result in additional charges to operations if additional information becomes available. As is standard in the insurance industry, the Company's product liability insurance excludes asbestos and silicosis related respiratory claims. Therefore, the Company's accrual has not been reduced for estimated insurance recoveries. Consistent with the general environment experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Since the Company, until recently, has not been directly named in the lawsuits, it has very little available information regarding specific numbers of claims that affect the Company directly. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.

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

     Date: May 15, 2002         AEARO CORPORATION
                                /s/ Jeffrey S. Kulka

                                ---------------------------------------
                                Jeffrey S. Kulka
                                Vice President, Chief Financial Officer,
                                Treasurer, and Secretary
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBITS                           DESCRIPTION
     ---------                          ------------