Form 10-Q
period 2002-06-30
AEARO CORP
filed 2002-08-12
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 14, 2002 was 101,912.5.

                                Aearo Corporation
                                TABLE OF CONTENTS
             Form 10-Q for the Quarterly Period Ended June 30, 2002

PART I-FINANCIAL INFORMATION...................................................3
----------------------------

Item 1.    Financial Statements................................................3
-------    --------------------
           Condensed Consolidated Balance Sheets - Assets......................3
           ----------------------------------------------
           Condensed Consolidated Balance Sheets
           - Liabilities and Stockholders' Equity..............................4
           --------------------------------------
           Condensed Consolidated Statements of Operations.....................5
           -----------------------------------------------
           Condensed Consolidated Statements of Cash Flows.....................6
           -----------------------------------------------
           Notes To Condensed Consolidated Financial Statements................7
           ----------------------------------------------------
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................14
           ------------------------------------------------------------
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........23
-------    ----------------------------------------------------------
PART II - OTHER INFORMATION...................................................25
---------------------------

Item 1.    Legal Proceedings..................................................25
-------    -----------------
Item 2.    Changes in Securities and Use of Proceeds..........................26
-------    -----------------------------------------
Item 3.    Defaults Upon Senior Securities....................................26
-------    -------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders................26
-------    ---------------------------------------------------
Item 5.    Other Information..................................................26
-------    -----------------
Item 6.    Exhibits and Reports on Form 8-K...................................26
-------    --------------------------------
SIGNATURES....................................................................27
----------

CERTIFICATIONS................................................................28
--------------

EXHIBIT INDEX.................................................................29
-------------

                          PART I-FINANCIAL INFORMATION
     Item 1.      Financial Statements

                                AEARO CORPORATION

                 Condensed Consolidated Balance Sheets - Assets

                             (Dollars in Thousands)

                                                                  --------------   --------------
                                                                       June 30,     September 30,
                                                                         2002           2001
                                                                  --------------   --------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $     11,459     $      18,233
  Accounts receivable (net of reserve for doubtful accounts of
      $1,249 and $831 respectively)                                     48,724            42,428
  Inventories                                                           33,666            29,564
  Deferred and prepaid expenses                                          3,656             2,325
                                                                 -------------      -------------

      Total current assets                                              97,505            92,550
                                                                 -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                      48,929            47,003

INTANGIBLE ASSETS, NET                                                 123,046           118,200

OTHER ASSETS                                                             2,652             3,549
                                                                 -------------      ------------


      Total assets                                                $    272,132      $    261,302
                                                                  ============     =============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

  Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity

                             (Dollars in Thousands)

                                                                                -------------------- -- ------------------
                                                                                    June 30,                September 30,
                                                                                      2002                      2001
                                                                                --------------------    ------------------
                                                                                  (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                            $         11,314          $         8,393
   Accounts payable and accrued liabilities                                               41,276                   37,896
   Accrued interest                                                                        5,663                    2,691
   U.S. and foreign income taxes                                                           2,813                    2,265
                                                                                ----------------           --------------

         Total current liabilities                                                        61,066                   51,245
                                                                                ----------------           --------------

LONG-TERM DEBT                                                                           186,134                  193,836

DEFERRED INCOME TAXES                                                                        429                      383

OTHER LIABILITIES                                                                          6,503                    5,982
                                                                                ----------------           --------------

         Total liabilities                                                      $        254,132           $      251,446
                                                                                ----------------           --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
   (Redemption value of $106,102 and $96,801, respectively)
     Authorized--200,000 shares
     Issued and outstanding--45,000 shares                                                      -                        -
   Common stock, $.01 par value-
     Authorized--200,000 shares
     Issued and outstanding--101,913 and 102,088 shares, respectively                           1                        1
   Additional paid-in capital                                                             32,226                   32,374
   Accumulated earnings (deficit)                                                          1,094                   (2,494)
   Accumulated other comprehensive loss                                                  (15,321)                 (20,025)
                                                                                -----------------          --------------

         Total stockholders' equity                                                       18,000                    9,856
                                                                                ----------------           --------------

         Total liabilities and stockholders' equity                             $        272,132           $      261,302
                                                                                ================           ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Operations

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                    ------------------------------------ --- -------------------------------------
                                                        For the Three Months Ended                For the Nine Months Ended
                                                                 June 30,                                  June 30,
                                                    ------------------------------------     -------------------------------------
                                                         2002                2001                 2002                 2001
                                                    ----------------    ----------------     ----------------    -----------------
NET SALES                                           $        76,435     $        72,138      $       208,761     $       214,542

COST OF SALES                                                40,024              39,007              110,312             115,676
                                                    ---------------     ---------------      ---------------     ---------------

         Gross profit                                        36,411              33,131               98,449              98,866

SELLING AND ADMINISTRATIVE                                   24,914              19,570               68,602              65,664

RESEARCH AND TECHNICAL SERVICES                               1,493               1,138                4,251               3,987

AMORTIZATION OF INTANGIBLES                                   1,570               1,593                4,686               4,882

OTHER CHARGES (INCOME), NET                                     330                 (87)                 368                 437
                                                    ---------------     ---------------      ---------------     ---------------

         Operating income                                     8,104              10,917               20,542              23,896

INTEREST EXPENSE, NET                                         4,972               5,451               15,018              17,131
                                                    ---------------     ---------------      ---------------     ---------------

         Income before provision for income taxes
                                                              3,132               5,466                5,524               6,765

PROVISION FOR INCOME TAXES                                      850                 454                1,936               1,105
                                                    ---------------     ---------------      ---------------     ---------------

         Net income                                 $         2,282     $         5,012      $         3,588     $         5,660
                                                    ===============     ===============      ===============     ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                  -----------------------------------------
                                                                                         For the Nine Months Ended
                                                                                                  June 30,
                                                                                  -----------------------------------------
                                                                                          2002                  2001
                                                                                  -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $       3,588          $       5,660
   Adjustments to reconcile net income to cash provided by operating activities-
      Depreciation                                                                          7,976                  7,695
      Amortization of intangible assets and deferred financing costs                        5,842                  5,990
      Deferred income taxes                                                                    --                   (150)
      Other, net                                                                              288                    186
      Changes in assets and liabilities-(net of effects of acquisitions)
         Accounts receivable                                                               (2,226)                 1,276
         Inventories                                                                       (1,385)                (1,178)
         Accounts payable and accrued liabilities                                             829                 (4,809)
         Other, net                                                                           (21)                  (731)
                                                                                    -------------          -------------

              Net cash provided by operating activities                                    14,891                 13,939
                                                                                    -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                              (5,846)                (5,804)
   Cash paid for Iron Age Vision                                                             (706)                    --
   Cash paid for Leader                                                                    (3,636)                    --
   Cash paid for Chesapeake                                                                (3,000)                    --
   Proceeds provided by disposals of property, plant and equipment                             13                     36
                                                                                    -------------          -------------

              Net cash used by investing activities                                       (13,175)                (5,768)
                                                                                    -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                                --                 11,750
   Repayment of bonds                                                                      (2,000)                    --
   Repayment of term loans                                                                 (6,097)               (13,301)
   Repayment of capital lease obligations                                                    (100)                    --
   Repayment of long-term debt                                                               (102)                   (97)
   Other                                                                                     (147)                   173
                                                                                    -------------          -------------

              Net cash used by financing activities                                        (8,446)                (1,475)
                                                                                    -------------          -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (44)                (1,237)
                                                                                    -------------          -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (6,774)                 5,459

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                            18,233                  3,495
                                                                                    -------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      11,459          $       8,954
                                                                                    =============          =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations                                                        $       1,421          $          --
                                                                                    =============          =============

CASH PAID FOR:
   Interest                                                                         $      10,952          $      13,646
                                                                                    =============          =============
   Income taxes                                                                     $       1,536          $       1,557
                                                                                    =============          =============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

              Notes To Condensed Consolidated Financial Statements
                                  JUNE 30, 2002
                                   (Unaudited)

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

     Shipping and Handling Fees and Costs. Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying condensed consolidated statement of operations. Shipping and handling costs in the three months ended June 30, 2001 and 2002 were $4.3 million and $4.6 million, respectively. Shipping and handling costs in the nine months ended June 30, 2001 and 2002 were $12.8 and $12.8 million, respectively. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.

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

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                  JUNE 30, 2002
                                   (Unaudited)

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

     Business Combinations, Goodwill and Other Intangibles. In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill of approximately $3.2 million annually will cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                  JUNE 30, 2002
                                   (Unaudited)

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency forward contracts and interest rate swap and collar agreements, which are derivatives as defined by SFAS No. 133. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap and collar agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for foreign currency forward contracts or when related interest payments affect earnings for interest rate collar agreements. As a result of the foreign currency forward contracts, the Company has recorded a derivative liability of $0.6 million at June 30, 2002. All foreign currency forward contracts are executed in exchange traded markets for which quoted prices exist and will expire over the next 3 months.

     During the nine month period ending June 30, 2002, amounts reclassified into earnings resulting from foreign currency forward contracts were minimal. All foreign currency forward contracts were determined to be highly effective; therefore no ineffectiveness was recorded.

     The Company also executes foreign currency forward contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $0.1 million for the nine month period ended June 30, 2002.

     The Company also entered into an interest rate collar arrangement during October 2001 to protect $25.0 million of adjustable Term Loan debt (as defined below in Note 6). The collar was not designated as a hedge under SFAS No. 133. The fair value of the interest rate collar remained unchanged and accordingly there was no charge to earnings in the nine month period ended June 30, 2002.

4)   COMPREHENSIVE INCOME

     Comprehensive income consisted of the following (Dollars in thousands):

                                                        For the Three Months         For the Nine Months
                                                             Ended June 30,              Ended June 30,
                                                        ------------------------  -------------------------
                                                           2002       2001        2002            2001
                                                        ----------    ----------  ----------    -----------
     Net income                                         $    2,282    $    5,012  $   3,588     $     5,660

     Foreign currency translation adjustment                 4,622        (1,633)     5,320          (5,027)
     Unrealized gain (loss) on derivative instruments         (752)          613       (616)            (70)
                                                        ----------    ----------  ----------    -------=---
     Comprehensive income                               $    6,152     $   3,992   $   8,292     $      563
                                                        ==========    ==========  ==========    ===========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                  JUNE 30, 2002
                                   (Unaudited)

5)   INVENTORIES

     Inventories consisted of the following (Dollars in thousands):


                                 June 30,    September 30,
                                   2002          2001
                              ------------  --------------

     Raw materials            $      8,634  $        7,259
     Work in process                 8,733           8,364
     Finished goods                 16,299          13,941
                              ------------  --------------

                              $     33,666  $       29,564
                              ============  ==============

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)   DEBT

     The Company's debt structure includes: (a) $98.0 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a Credit Agreement with various banks to provide Senior Bank Facilities comprised of
     (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes, and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed. The amount outstanding on the Term Loans at June 30, 2002, was approximately $95.6 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at June 30, 2002.

7)   COMMITMENTS AND CONTINGENCIES

     Lease Commitments. The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company.

     Contingencies. Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are product liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale. In addition, the Company may be contingently liable with respect to numerous lawsuits involving respirators sold by its predecessors, American Optical Corporation and Cabot Corporation ("Cabot"), arising out of agreements entered into when the AOSafety(R) Division was sold by American Optical Corporation to Cabot in April 1990 and when later sold by Cabot to the Company in 1995. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                  JUNE 30, 2002
                                   (Unaudited)

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

     At June 30, 2002, the Company has reserved approximately $5.0 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is reevaluated periodically and may result in additional charges to operations if additional information becomes available. As is standard in the insurance industry, the Company's product liability insurance excludes asbestos and silicosis related respiratory claims. Therefore, the Company's accrual has not been reduced for estimated insurance recoveries. Consistent with the general environment experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Since the Company, until recently, has not been directly named in the lawsuits, it has very little available information regarding specific numbers of claims that affect the Company directly. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.

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

                               AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                  JUNE 30, 2002
                                   (Unaudited

     Net Sales by Business Segment (Dollars in thousands):

                                    For the Three Months Ended     For the Nine Months Ended
                                             June 30,                        June 30,
                                  ----------------------------    ---------------------------
                                  -------------   ------------    ------------   ------------
                                       2002           2001             2002            2001
                                  -------------   ------------    ------------    -----------
     Safety Products              $      55,034   $     52,901    $    150,417    $   155,149
     Safety Prescription Eyewear         11,118         10,074          30,662         29,716
     Specialty Composites                10,283          9,163          27,682         29,677
                                  -------------   ------------    ------------    -----------
     Total                        $      76,435   $     72,138    $    208,761    $   214,542
                                  =============   ============    ============    ===========

     Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $1.3 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively. Inter-segment sales totaled $2.6 million and $3.1 million for the nine months ended June 30, 2002 and 2001, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

     EBITDA by Business Segment and reconciliation to income before provision for income taxes (Dollars in thousands):

                                                       For the Three Months Ended             For the Nine Months Ended
                                                                June 30,                              June 30,
                                                   ------------------------------------    --------------------------------
                                                        2002                  2001              2002              2001
                                                   ----------------     ---------------    -------------    ---------------
     Safety Products                                 $    10,940          $   11,367         $  29,122        $    28,953
     Safety Prescription Eyewear                             484                 650             1,484              1,724
     Specialty Composites                                  1,468                 408             2,452              1,622
     Reconciling Items                                      (285)              2,655               415              4,059
                                                   ----------------     ---------------    -------------    ---------------
     Total EBITDA                                         12,607              15,080            33,473             36,358

     Depreciation                                          2,868               2,574             7,976              7,695
     Amortization                                          1,570               1,593             4,686              4,882
     Non-operating Costs (Income)                             65                 (4)               269              (115)
     Interest                                              4,972               5,451            15,018             17,131
                                                   ----------------     ---------------    -------------    ---------------
     Income before provision for income taxes
                                                     $     3,132          $    5,466         $   5,524        $     6,765
                                                   ================     ===============    =============    ===============

     The Company evaluates the performance of its operating entities based on EBITDA, which is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion.

     Reconciling items include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on intercompany transactions not allocable to a specific segment.

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                               AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                  JUNE 30, 2002
                                   (Unaudited
9)   RESTRUCTURING CHARGE

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

     The unusual charge includes cash charges of $2.3 million, which includes $1.8 million for severance and other separation costs to cover the reduction of 5% of the Company's work force and $0.5 million for other costs associated with this plan. The unusual charge also includes non-cash charges of $9.1 million, which includes $3.2 million for non-cancelable long-term lease obligations, $2.9 million for asset impairments, $2.4 million for inventory disposals and $0.6 million related to the sale of the Company's Ettlingen, Germany location. As of June 30, 2002, there is approximately $ 5.6 million accrued related to the restructuring.

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

     On January 21, 2002 the Company acquired the industrial safety business of Montreal, Canada based Leader Industries, Inc. for approximately $3.6 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of Leader Industries, Inc. have been included with those of the Company subsequent to January 22, 2002.

     On May 7, 2002,  the  Company  acquired  the assets of  Chesapeake  Optical
     Company of Baltimore, Maryland for approximately $3.0 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of Chesapeake Optical have been included with those of the Company subsequent to May 7, 2002.

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

     Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Recognition of a deferred tax asset is dependent on generating sufficient future taxable income prior to the expiration of the tax loss and credit carryforwards. Due to the uncertainties of realizing these tax benefits, the Company has recorded a full valuation allowance against these losses and credit carryforwards. The Company evaluates the adequacy of the valuation allowance by assessing prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

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

     Results of Operations -- Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended June 30,
                                                ------------------------------------------------
                                                    2002          %          2001          %
                                                ----------------------   -----------------------
      Safety Products                           $    55,034       72.0   $    52,901       73.3
      Safety Prescription Eyewear                    11,118       14.5        10,074       14.0
      Specialty Composites                           10,283       13.5         9,163       12.7
                                                -----------  ---------   ----------- -----------
         Total net sales                             76,435      100.0        72,138      100.0

    Cost of Sales                                    40,024       52.4       39,007        54.1

         Gross profit                                36,411       47.6       33,131        45.9

    Operating Expenses-
      Selling and administrative                     24,914       32.6        19,570       27.1
      Research and technical services                 1,493        2.0         1,138        1.6
      Amortization of intangibles                     1,570        2.1         1,593        2.2
      Other charges (income), net                       330         --           (87)        --
                                                -----------  ---------   ----------- -----------
        Total operating expenses                     28,307       37.0        22,214       30.8

    Operating income                                  8,104       10.6        10,917       15.1

    Interest expense, net                             4,972        6.5         5,451        7.6
                                                -----------  ---------   ----------- -----------
    Income before provision for income taxes          3,132        4.1         5,466        7.6

    Provision for income taxes                          850        1.1           454        0.6
                                                -----------  ---------   ----------- -----------
    Net income                                        2,282        3.0         5,012        6.9
                                                ===========  =========   =========== ===========

    EBITDA                                      $    12,607       16.5   $    15,080       20.9
                                                ===========  =========   =========== ===========

     Net Sales. Net sales in the three months ended June 30, 2002 increased 6.0% to $76.4 million from $72.1 million in the three months ended June 30, 2001. The increase in sales was primarily driven by the recent acquisitions and improvement in the Specialty Composites segment. The Safety Products segment net sales in the three months ended June 30, 2002 increased 4.0% to $55.0 million from $52.9 million in the three months ended June 30, 2001. The weakness of the U.S. dollar had the impact of increasing sales by $0.5 million in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The Safety Products segment sales for the three months ended June 30, 2002 included $1.8 million of sales due to the acquisition of Leader Industries on January 22, 2002. The Safety Prescription Eyewear
     segment net sales in the three months ended June 30, 2002 increased 10.4% to $11.1 million from $10.0 million in the three months ended June 30, 2001. The Safety Prescription Eyewear segment sales for the three months ended June 30, 2002 included $1.1 million of sales due to the acquisitions of Iron Age Vision on December 14, 2001 and Chesapeake Optical on May 7, 2002. The Specialty Composites segment net sales in the three months ended June 30, 2002 increased 12.2% to $10.3 million from $9.2 million in the three months ended June 30, 2001. The increase was primarily driven by volume in the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.

     Gross Profit. Gross profit in the three months ended June 30, 2002 increased 9.9% to $36.4 million from $33.1 million in the three months ended June 30, 2001. The increase in gross profit is primarily due to increased productivity and acquisitions. Gross profit as a percentage of net sales in the three months ended June 30, 2002 increased to 47.6% from 45.9% in the three months ended June 30, 2001. The improvement in gross profit as a percentage of net sales is primarily due to increased productivity and the positive impacts resulting from the 2001 restructuring plan partially offset by a less favorable product mix.

     Operating Expenses. Operating expenses in the three months ended June 30, 2002 increased 27.3% to $28.3 million from $22.2 million in the three months ended June 30, 2001. The increase was primarily driven by an increase in selling and administrative expenses and other charges, net. Selling and administrative expenses in the three months ended June 30, 2002 included approximately $1.0 million of incremental expenses due to acquisitions as well as increased spending for brand support. For the three months ended June 30, 2001, operating expenses were lower due to salary reductions, deferral of the Company's 401k match and other discretionary spending cuts made to offset the impact of the weak economy in the last half of fiscal 2001. The increase in other charges, net was primarily driven by foreign exchange losses in the three months ended June 30, 2002 as compared to foreign exchange gains in the three months ended June 30, 2001.

     Operating Income. As a result of the factors mentioned above, operating income decreased 25.8% to $8.1 million in the three months ended June 30, 2002 from $10.9 million in the three months ended June 30, 2001. Operating income as a percentage of net sales in the three months ended June 30, 2002 decreased to 10.6% as compared to 15.1% in the three months ended June 30, 2001.

     Interest Expense, Net. Interest expense, net in the three months ended June 30, 2002 decreased 8.8% to $5.0 million from $5.5 million in the three months ended June 30, 2001. The decrease is attributed to lower weighted average interest rates in effect for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     Provision For Income Taxes. The provision for income taxes increased to $0.9 million in the three months ended June 30, 2002 from $0.5 million in the three months ended June 30, 2001. Certain of the Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully reserved with a valuation allowance.

     Net Income. For the three months ended June 30, 2002, the Company had net income of $2.2 million as compared to $5.0 million for the three months ended June 30, 2001.

     EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt,

     EBITDA should not be considered as a substitute for net income determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading.

                               EBITDA Calculation
                        Three Months Ended June 30, 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                           Three Months Ended              Change
                                                 June 30,            Favorable (Unfavorable)
                                      -----------------------------  ------------------------
                                           2002             2001        Amount       Percent
                                      -------------- --------------  ----------- ------------
    Operating Income                   $    8,104       $   10,917   $ (2,813)        (25.8%)
    Add Backs:
        Depreciation                        2,868            2,574         294          11.4
        Amortization of intangibles         1,570            1,593        (23)          (1.4)
        Non-operating costs, net               65              (4)          69            --
                                       ----------       ----------   ---------  -------------
    EBITDA                             $   12,607       $   15,080   $ (2,473)        (16.4%)
                                       ==========       ==========   =========  =============

    By Segment
        Safety Products                $   10,940       $   11,367   $   (427)         (3.8%)
        Safety Prescription Eyewear           484              650       (166)         (25.5)
        Specialty                           1,468              408       1,060            --
        Reconciling Items                   (285)            2,655     (2,940)            --
                                       ----------       ----------   ---------  -------------
    EBITDA                             $   12,607       $   15,080    $(2,473)        (16.4%)
                                       ==========       ==========   =========  =============

     EBITDA for the three months ended June 30, 2002 decreased 16.4% to $12.6 million from $15.1 million in the three months ended June 30, 2001. EBITDA as a percentage of net sales in the three months ended June 30, 2002 was 16.5% as compared to 20.9% in the three months ended June 30, 2001. The decrease in EBITDA is primarily attributed to higher operating expenses as compared to the prior period which benefited from salary reductions, deferral of the Company's 401k match and other discretionary spending cuts that were taken to offset the unfavorable impact of foreign currencies and the weak economy. These actions impacted each of the Company's three operating segments. The Safety Products segment EBITDA in the three months ended June 30, 2002 decreased 3.8% to $10.9 million from $11.4 million in the three months ended June 30, 2001. This decrease was primarily due to higher operating expenses due to last year's actions as mentioned above and increased brand support. The Safety Prescription Eyewear segments EBITDA in the three months ended June 30, 2002 decreased 25.5% to $0.5 from $0.7 million in the three months ended June 30, 2001. This decrease was primarily driven by higher operating expenses due to last year's actions as mentioned above, product mix and higher distribution costs. The Specialty Composites segments EBITDA for the six months ended June 30, 2002 increased 259.8% to $1.5 million from $0.4 million in the three months ended June 30, 2001. This increase was primarily driven by improved sales volume and the positive impacts of productivity improvements partially offset by the relative increase in operating expenses due to last year's actions as mentioned above.

     Results of Operations -- Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                               Nine Months Ended June 30,
                                      ------------------------------------------
                                           2002        %          2001      %
                                      ------------- --------  ----------- ------

     Net Sales
       Safety Products                $   150,417     72.1   $   155,149    72.3
       Safety Prescription Eyewear         30,662     14.7        29,716    13.9
       Specialty Composites                27,682     13.2        29,677    13.8
                                      -----------   ------   -----------  ------
          Total net sales                 208,761    100.0       214,542   100.0

     Cost of Sales                        110,312     52.8      115,676     53.9

        Gross profit                       98,449     47.2       98,866     46.1

     Operating Expenses-
       Selling and administrative          68,602     32.9        65,664    30.6
       Research and technical services      4,251      2.0         3,987     1.9
       Amortization of intangibles          4,686      2.2         4,882     2.3
       Other charges, net                     368      0.2           437     0.2
                                      -----------   ------   -----------  ------
          Total operating expenses         77,907     37.3        74,970    34.9

     Operating income                      20,542      9.8        23,896    11.1

     Interest expense, net                 15,018      7.2        17,131     8.0
                                      -----------   ------   -----------  ------
      Income before provision for
       income taxes                         5,524      2.6         6,765     3.2

     Provision for income taxes             1,936      0.9         1,105     0.5
                                      -----------   ------   ----------- -------
     Net income                             3,588      1.7         5,660     2.6
                                      ===========   ======   =========== =======
     EBITDA                           $    33,473     16.0   $    36,358    16.9
                                      ===========   ======   =========== =======

     Net Sales. Net sales in the nine months ended June 30, 2002 decreased 2.7% to $208.8 million from $214.5 million in the nine months ended June 30, 2001. The favorable impact of acquisitions was not sufficient enough to offset the unfavorable impact of the significant slowdown in the manufacturing sector of the economy in which the Company markets its products that was exacerbated by the impact of the terrorist events of September 11, 2001 and the strong U.S. dollar. The Safety Products segment net sales in the nine months ended June 30, 2002 decreased 3.0% to $150.4 million from $155.1 million in the nine months ended June 30, 2001. This decrease was primarily driven by the continued effects of a weak economy as mentioned above. The strength of the U.S. dollar had the impact of reducing sales by $1.1 million in the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. The Safety Products segment sales for the nine months ended June 30, 2002 included $3.3 million of sales due to the acquisition of Leader Industries on January 22, 2002. The Safety Prescription Eyewear segment net sales in the nine months ended June 30, 2002 increased by 3.2% to $30.7 million from $29.7 million in the nine months ended June 30, 2001. The Safety Prescription Eyewear segment sales for the nine months ended June 30, 2002 included $1.5 million of sales due to the acquisitions of Iron Age Vision on December 14, 2001 and Chesapeake Optical on May 7, 2002. The Specialty Composites segment net sales in the nine months ended June 30, 2002 decreased 6.7% to $27.7 million from $29.7 million in the nine months ended June 30, 2001. The decrease was primarily driven by volume declines in the industrial equipment markets due to the weak economy.

     Gross Profit. Gross profit in the nine months ended June 30, 2002 decreased 0.4% to $98.5 million from $98.9 million in the nine months ended June 30, 2001. The slight decline in gross profit is primarily due to lower sales volumes caused by the events of September 11, 2001 and the weak economy offset by strong ongoing productivity improvements within the manufacturing plants. Gross profit as a percentage of net sales in the nine months ended June 30, 2002 improved to 47.2% as compared to 46.1% in the nine months ended June 30, 2001. The increase in the Gross Profit percentage of net sales is primarily due to continued productivity improvements in manufacturing operations and the positive impact of the restructuring plan announced on September 30, 2001 partially offset by unfavorable product mix, lower capacity utilization and a stronger U.S. dollar.

     Operating Expenses. Operating expenses in the nine months ended June 30, 2002 increased 3.9% to $77.9 million from $75.0 million in the nine months ended June 30, 2001. The increase in operating expenses was primarily driven by higher selling and administrative expenses. Selling and administrative expenses in the nine months ended June 30, 2002 included approximately $1.6 million of incremental expenses due to acquisitions as well as increased spending for brand support. For the nine months ended June 30, 2001, operating expenses were lower due to salary reductions, deferral of the Company's 401k match and other discretionary spending cuts made to offset the impact of the weak economy in the last half of fiscal 2001. Selling and administrative expenses as a percentage of net sales increased to 32.9% in the nine months ended June 30, 2002 as compared to 30.6% in the nine months ended June 30, 2001.

     Operating Income. As a result of the factors mentioned above, operating income decreased 14.0% to $20.5 million in the nine months ended June 30, 2002 from $23.9 million in the nine months ended June 30, 2001. Operating income as a percentage of net sales in the nine months ended June 30, 2002 decreased to 9.8% as compared to 11.1% in the nine months ended June 30, 2001.

     Interest Expense, Net. Interest expense, net in the nine months ended June 30, 2002 decreased 12.4% to $15.0 million from $17.1 million in the nine months ended June 30, 2001. The decrease is attributed to lower weighted average interest rates in effect for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001.

     Provision For Income Taxes. The provision for income taxes increased to $1.9 million in the nine months ended June 30, 2002 from $1.1 million in the nine months ended June 30, 2001. Certain of the Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully reserved for by a valuation allowance.

     Net Income. For the nine months ended June 30, 2002 the Company had net income of $3.6 million as compared to $5.7 million for the nine months ended June 30, 2001.

     EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity.

     Investors should be aware that EBITDA as presented below may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading.

                               EBITDA Calculation
                            Nine Months Ended June 30
                             (Dollars in Thousands)
                                   (Unaudited)

                                       Nine Months Ended          Change
                                            June 30,      Favorable(Unfavorable)
                                    --------------------- ----------------------
                                       2002       2001       Amount     Percent
                                    ---------- ---------- ----------- ----------
     Operating Income               $   20,542 $   23,896   $ (3,354)    (14.0%)
     Add Backs:
        Depreciation                     7,976      7,695        281        3.7
        Amortization of intangibles      4,686      4,882       (196)      (4.0)
        Non-operating costs, net           269       (115)       384        --
                                    ---------- ----------   ---------  ---------
     EBITDA                         $   33,473 $   36,358   $ (2,885)     (7.9%)
                                    ========== ==========   ========= ==========
    By Segment
        Safety Products             $   29,122 $   28,953   $    169        0.6%
        Safety Prescription Eyewear      1,484      1,724       (240)     (13.9)
        Specialty                        2,452      1,622        830       51.2
        Reconciling Items                  415      4,059     (3,644)     (89.8)
                                    ----------  ---------   ---------  ---------
    EBITDA                          $   33,473 $   36,358   $ (2,885)     (7.9%)
                                    ========== ==========   =========  =========

     EBITDA for the nine months ended June 30, 2002 decreased 7.9% to $33.5 million from $36.4 million for the nine months ended June 30, 2001. EBITDA as a percentage of net sales in the nine months ended June 30, 2002 was 16.0% as compared to 16.9% in the nine months ended June 30, 2001. The decrease in EBITDA is primarily attributed to higher operating expenses as compared to the prior period which benefited from salary reductions, deferral of the Company's 401k match and other discretionary spending cuts that were taken to offset the unfavorable impact of foreign currencies and the weak economy. These actions impacted each of the Company's operating segments. The Safety Products segment EBITDA in the nine months ended June 30, 2002 increased 0.6% to $29.1 million from $29.0 million in the nine months ended June 30, 2001. This increase was primarily driven by improved gross margin due to productivity improvements and the acquisition of Leader Industries on January 22, 2002 partially offset by increased operating expenses due to the actions mentioned above. The Safety Prescription Eyewear segment EBITDA in the nine months ended June 30, 2002 decreased 13.9% to $1.5 million from $1.7 million in the nine months ended June 30, 2001. This decrease was primarily driven by higher operating expenses due to last year's actions as mentioned above, product mix and higher distribution costs. The Specialty Composites segment EBITDA for the nine months ended June 30, 2002 increased 51.2% to $2.5 million from $1.6 million in the nine months ended June 30, 2001. This increase was primarily driven by productivity improvements and the positive impacts of the 2001 restructuring plan partially offset by lower sales volume.


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

     Effects of Economic Conditions

     Softening of the North American economy began during the first fiscal quarter of 2001. Since that time the overall economic downturn has resulted in many companies announcing layoffs which has also had an impact on overall consumer confidence. The announced layoffs have had a significant impact on the number of employed industrial workers. As a result of this it is expected that the Company will continue to operate in a challenging sales environment.

     Liquidity and Capital Resources

     The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

     The Company's debt structure includes: (a) $98.0 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a Credit Agreement with various banks to provide Senior Bank Facilities comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes, and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed. The amount outstanding on the Term Loans at June 30, 2002, was approximately $95.6 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at June 30, 2002.

     On October 17, 2001 the Company executed a First Amendment to the Credit Agreement, which allowed the Company the option to purchase, on or before December 21, 2001, up to $10.0 million of the Notes at or below par. Prior to December 21, 2001, the Company purchased and retired $2.0 million of the Notes.

     Maturities under the Company's Term Loans are: $2.1 million for the remainder of fiscal 2002, $12.4 million in fiscal 2003, and $81.0 million thereafter. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make additional principal payments in respect of the Term Loans until maturity in 2005. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

     The Company's net cash provided by operating activities for the nine months ended June 30, 2002 totaled $14.9 million as compared to $13.9 million for the nine months ended June 30, 2001. The increase of $1.0 million was primarily due to a $2.6 million net change in assets and liabilities partially offset by a $1.7 million decrease in net income adjusted for non cash charges (depreciation, amortization, deferred taxes and other). The Company's net changes in assets and liabilities was primarily driven by a $6.4 million increase in accounts payable and accrued liabilities and other, net, partially offset by a $3.7 million reduction of cash from accounts receivables and inventory compared to a $0.1 million increase in cash from accounts receivable and inventory for the nine months ended June 30, 2001.

     Net cash used by investing activities was $13.2 million for the nine months ended June 30, 2002 as compared to $5.8 million for the nine months ended June 30, 2001. The increase of $7.4 million in net cash used by investing activities is primarily attributed to the acquisitions of Iron Age Vision for $0.7 million in December 2001, the acquisition of Leader Industries for $3.6 million in January 2002 and the acquisition of Chesapeake Optical for $3.0 million in May 2002.

     Net cash used by financing activities for the nine months ended June 30, 2002 was $8.5 million compared with net cash used by financing activities for the nine months ended June 30, 2001 of $1.5 million. The change of $7.0 million is primarily due to no borrowings from the Revolving Credit Facility during the nine months ended June 30, 2002, as compared to a net draw of $11.8 million during the nine months ended June 30, 2001, partially offset by a decrease in Term Loans and Notes repayments of $5.2 million. The Company has no financing arrangements involving special purpose entities.

     The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained. In particular, during fiscal 2001 and the nine months ended June 30, 2002, the Company was affected by the significant slowdown in the manufacturing sector of the economies in which the Company markets its products that began in earnest during the first fiscal quarter of fiscal 2001, exacerbated by the impact of the terrorist events of September 11, 2001. As a result, it is expected that the Company will continue to operate in a challenging sales environment. The Company expects to arrange for new financing of both the Senior Bank Facilities and the Notes before the maturity of the Senior Bank Facilities in March 2005. There can be no assurances that any additional financing or other sources of capital will be available to the Company at acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Foreign Currency Risk

     The Company's results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast with the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in European operations. The Company has utilized forward foreign currency contracts for transaction and cash flow exposures. During the nine months ended June 30, 2002, net transaction losses were $0.1 million and there were no cash flow hedge gains or losses. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

     SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of forward foreign currency contracts, the Company has recorded a derivative payable of $0.6 million as of June 30, 2002. The forward foreign currency contracts will expire over the next 3 months.

     Interest Rates

     The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

     As a result of the current economic slowdown and corresponding interest rate reductions, the Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable rate term loan debt from future interest rate volatility. The collar floor is set at 2% LIBOR (London Interbank Offering Rate) and cap at 6.25% LIBOR. The collar was not designated as a hedge under SFAS No. 133 and accordingly, the fair value of gains or losses were charged to earnings.

     The Company is of the opinion that it is well positioned to manage interest exposures in the short term. The Company continues to monitor interest rate movements and has mitigated the risks of potential interest rate
     fluctuations   through  the  use  of  the   aforementioned   interest  rate
     instruments.

     Commodity Risk

     The Company is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. The Company is also exposed to market risks for electricity, fuel oil and natural gas consumed in its operations. Items with potential impact are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from Far East sources where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risks.

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

     At June 30, 2002, the Company has reserved approximately $5.0 million for product liabilities including those arising from asbestosis or silicosis litigation. The reserve is reevaluated periodically and may result in additional charges to operations if additional information becomes available. As is standard in the insurance industry, the Company's product liability insurance excludes asbestos and silicosis related respiratory claims. Therefore, the Company's accrual has not been reduced for estimated insurance recoveries. Consistent with the general environment experienced by other companies involved in asbestos-related litigation, there has been an increase in the number of asserted legal claims that could potentially involve the Company. Since the Company, until recently, has not been directly named in the lawsuits, it has very little available information regarding specific numbers of claims that affect the Company directly. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos-related litigation could affect the Company's cost over time. However, it is management's opinion, taking into account currently available information, historical experience, uncertainties, the Cabot agreement and the Company's reserve, that these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material effect on the Company's financial condition or results of operation.

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

     Date: August 14, 2002      AEARO CORPORATION

                                /s/ Jeffrey S. Kulka

                                ---------------------------------------
                                Jeffrey S.  Kulka Vice  President,
                                Chief Financial Officer, Treasurer,and Secretary (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

     In connection with the Quarterly Report of the Company on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. McLain, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


                                /s/Michael A. McLain

                                ---------------------------------------
                                Michael A. Mclain
                                Chief Executive Officer, President, and Chairman of the Board of Directors


     In connection with the Quarterly Report of the Company on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Jeffrey S. Kulka, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

                                /s/ Jeffrey S. Kulka

                                --------------------------------------
                                Jeffrey S. Kulka
                                Vice President, Chief Financial Officer,
                                Treasurer, and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBITS                           DESCRIPTION
     ---------                          ------------