Form 10-K
period 2002-09-30
AEARO CORP
filed 2002-12-17
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of December 1, 2002, all voting and non-voting common equity of the Registrant was held by affiliates of the Registrant.

          The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 1, 2002 was 101,912.5.

                                TABLE OF CONTENTS

Part I.........................................................................3

   Item 1.  Business...........................................................3
   Item 2.  Properties........................................................11
   Item 3.  Legal Proceedings.................................................13
   Item 4.  Submission of Matters to a Vote of Security Holders...............14

Part II.......................................................................15

   Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters...................................15
   Item 6.  Selected Financial Data...........................................16
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................18
   Item 7A. Quantative and Qualitative Disclosures about Market Risk..........27
   Item 8.  Financial Statements and Supplementary Data.......................29
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................55

PART III......................................................................56

   Item 10.  Directors and Executive Officers.................................56
   Item 11.  Executive Compensation...........................................59
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...64
   Item 13.  Certain Relationships and Related Transactions...................66
   Item 14.  Controls and Procedures..........................................70

PART IV.......................................................................71

   Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.71

                                     PART I

Item 1.  Business

General

Aearo Corporation, a Delaware corporation ("Aearo"), and its direct wholly owned subsidiary, Aearo Company I, doing business as Aearo Company, a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide. PPE encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, earmuffs and earplugs, respirators, hard hats, gloves, safety clothing and safety shoes. The Company manufactures and sells hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 85 countries under its well-known brand names:
AOSafety(R), E-A-R(R), and Peltor(R). The Company attributes its leading market positions to:

-  Strong, well-recognized brand names
-  A reputation for providing innovative, quality products
- Intensive coverage of multiple distribution channels targeting a wide array of end-users
-  One of the industry's broadest product offerings, and
-  A commitment to providing the highest level of customer service.

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

Recent Developments

On October 7, 2002, the Company acquired the assets of Industrial Protective Products, Inc. ("IPP") of Wilmington, Massachusetts for approximately $1.2 million. IPP will be operated within the Safety Prescription Eyewear segment of the Company.

Segments

The Company operates three business segments. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats and first aid kits in more than 70 countries under its well-known brand names: AOSafety(R), E-A-R(R), and Peltor(R). The Safety Products segment accounted for approximately 73% of the Company's net sales in fiscal 2002 and fiscal 2001, and approximately 72% in fiscal 2000.

The Safety Prescription Eyewear segment manufactures and sells products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end-user's prescription, and then assembles the glasses using the end-user's choice of frame. The Safety Prescription Eyewear segment accounted for approximately 14% of the Company's net sales in fiscal 2002 and fiscal 2001 and approximately 13% in fiscal 2000.

The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock problems in other manufacturers' products. Specific product applications for Specialty Composites' materials, technology and engineering expertise include thermal acoustic systems in business and regional jet aircraft; protective and performance-enhancing components in precision electronic equipment; thermal and acoustic treatments for heavy-duty trucks; and treatments to control noise, vibration and shock in a wide range of industrial and commercial equipment. Specialty Composites also produces specially formulated foam used in the manufacture of the Safety Products segment's polyvinyl chloride ("PVC") earplugs. Specialty Composites accounted for approximately 13% of the Company's net sales in fiscal 2002 and fiscal 2001, and approximately 15% in fiscal 2000.

Products - Safety Products Segment

Within Safety Products, the Company classifies its products in five main categories: hearing protection and communication headsets; eye protection; face and head protection; respiratory protection; and other protection products.

Hearing Protection and Communication Headsets: The Company's hearing protection products primarily consist of disposable earplugs, reusable earplugs, earmuffs, and communication headsets. The Company has been a leader in hearing conservation research and development since 1972, when it first introduced the PVC disposable earplug. Today, this product is known as the "Classic(R)" and its color yellow is a registered trademark of the Company in the United States of America and Canada. This product, and the recently introduced and patented SuperFit(R) product, is designed to be "rolled down" or compressed before being inserted into the ear, and, as a result of its unique slow recovery characteristics, the plug slowly expands (or "recovers") to fill the ear canal and provide the desired protection. The Company's disposable PVC earplugs are available corded and uncorded and in a variety of packaging options. In addition, the Company manufactures a full line of disposable polyurethane earplugs, including its E-Z-Fit(R), TaperFit(R), and E-A-Rsoft(R) products.

In the reusable earplug segment of the market, the Company offers its patented UltraFit(R) and E-A-R(R) Express(R) products. The E-A-R(R) Express(R) product features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. The Company also offers the "Flex"(TM) line of "semi-aural" banded products. These products feature articulating arms that allow for use in multiple positions and for easy storage around the neck. The Company manufactures, assembles and sells a broad line of earmuffs and communication headsets under its Peltor brand. The Company is a leader in providing noise attenuating headsets and wireless and hardwire communication headsets. These products serve a variety of end user markets where protection from harmful high and low frequency noise is sought or the need for easy communication in noisy or remote environments exist, such as in the construction, heavy machinery, airport, forestry, textile and mining industries. The Company also offers auditory systems products, which are sold to audiologists and are used in the testing of hearing.

Eye Protection: Non-prescription eye protection is used in work environments where a number of hazards present a danger to the eyes including dust, flying particles, metal fragments, chemicals, extreme glare and optical radiation. The Company offers a large number of task-specific non-prescription safety eyewear products under the AOSafety(R) brand. The basic categories of non-prescription eyewear protection products are non-prescription (or "plano") eyewear and goggles:

     Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and encompasses a full range of protective needs including visitor spectacles, over-the-glass, single lens and dual lens products. Within these categories are a variety of styles, frame colors and lens options in addition to a number of adjustability and comfort options. Many of these AOSafety(R) products feature our DX(R) coating, combining the benefits of chemical and scratch resistance with anti-fog. X-SeriesTM, MetaliksTM and X.SportTM eyewear offer modern sport styling with numerous comfort features. NuvoTM eyewear has the classic dual lens look reinterpreted for today's worker. Lexa(R) eyewear blends a wrapping, single lens with a lightweight, frameless design. Visitor spectacles and over-the-glass products are represented by Seepro(R) and Tourguard(R) eyewear.

     Goggles. The Company manufactures and sells a broad line of goggles, which are typically required in work environments where a higher degree of impact protection is required, where increased protection against dust, mist or chemical splash is needed and/or for use in welding operations. To meet these requirements, the Company offers a variety of vented and non-vented goggles with varying fields of view including Dust GoggleGearTM for Lexa(R), Splash GoggleGearTM for Lexa(R) and Centurion(R), all under the AOSafety(R) brand. The Company also carries goggles for protection in foundry and welding applications.

Face and Head Protection: Face and head protection is used in work environments where a number of hazards present a danger to the face and head, including dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation and items dropped from above. The basic categories of face and head protection are faceshields and hard hats:

     Faceshields. Faceshields are designed to protect against heat, splash and flying particles and are worn in conjunction with other protective equipment, such as Plano eyewear and respirators. The Company offers a wide variety use specific faceshield windows under both AOSafety(R) and Peltor(R) brands. The patented AO TuffMaster(R) line of faceshields is one of the leading brands in the market.

     Hard Hats. The Company manufactures and sells a broad line of hard hats, including "bump" caps, full-brim hats and traditional hard hats, featuring four or six point suspension, ratchet adjustment, and a wide selection of colors and custom imprinting. The XLR8(R) line of hard hats represents the latest design and functionality under the AOSafety(R) brand.

Respiratory Protection: Respiratory protection products are used to protect against the harmful effects of contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. The Company offers a broad line of disposable dust and mist masks, cartridge-equipped quarter-, half- and full-face respirators, and "escape" respirators (a single-use respirator for emergencies) under the AOSafety(R) brand. Pleats PlusTM offers the latest design in particulate respirators. QuickLatch(R) half mask respirators offer an innovative, patented on-and-off latching system that can be accomplished with just one hand.

Other Protection Products: The Company also offers first aid kits predominantly through the Consumer/Do-It-Yourself (DIY) market. First aid kits are either for general use or for industrial or commercial uses. Additional products in this group include safety vests, flagging tape, and safety cones.

Products - Safety Prescription Eyewear Segment

The Com pany's Safety Prescription Eyewear ("SRx") products are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end user's prescription, and then assembles the glasses using the end user's choice of frame. The Company views its ability to provide individual attention to each patient through Company-employed, as well as independently contracted eyecare professionals as an essential part of its SRx business.

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

Sales and Marketing

The Company divides its sales and marketing force into its three business segments, as follows:

Sales and Marketing - Safety Products Segment

Within Safety Products, sales are managed through four channels: North American Industrial Distribution; Consumer/Do-It-Yourself ("DIY"); Europe; and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategies. In addition, through the acquisitions of Peltor(R) and Norhammer, the Company significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications earmuff market. The Company also produces versions of the PVC plug for many international airlines for inclusion in their amenity kits.

     North American Industrial Distribution (NAI). This is the largest sales channel for Safety Products and includes approximately 200 Dialog(TM)
     industrial distributors and approximately 160 industrial dealers in the U.S., Canada and Mexico. Participation in the Dialog(TM) program requires minimum annual purchase levels while encouraging support across the full product line. Dialog distributors qualify for annual volume and growth rebates, and cooperative advertising. The Company also offers Dialog(TM) distributors financial incentives for establishing electronic order entry/invoicing interfaces with the Company, and for developing marketing programs, which promote the Company's products.

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

     Europe. The Company has a significant presence in Europe with manufacturing facilities in England, Sweden, and France, and sales offices in the U.K., Sweden, Norway, Germany, France, Italy and Spain. The Company's historical strength in this market has been in passive hearing protection products (E-A-R(R)) sold through over 1000 industrial distributors, and Peltor Communications products sold to the military, sport shooting, and rally sports market segments. Through a recent acquisition of Lunette de Protection Essilor (Leader Industries), AOSafety is now the number one prescription eyewear brand in France.

     International. The Company exports its products around the world, and this channel is managed through independent sales representatives located in Singapore, Miami (covering the Caribbean and Central America), Brazil, Australia, New Zealand and South Africa (covering the Middle East).

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

Sales and Marketing - Specialty Composites Segment

The Company utilizes an inside sales and marketing team, independent manufacturers representatives and select distributors to identify global sales opportunities in target markets for Specialty Composites' products and technologies. Once such applications have been identified, the Company's marketing, sales and technical staffs work closely with customer product development teams to provide the customer with cost-effective, integrated solutions for noise, vibration, shock, cushioning and/or comfort management problems. Currently, Specialty Composites' marketing efforts are aimed at four key, strategic segments worldwide: aircraft, precision electronic equipment, heavy-duty trucks and original equipment manufacturing (OEM).

     Aircraft Market. Specialty Composites provides integrated thermal acoustic systems for aircraft manufacturers and refurbishers worldwide. Designed primarily for business and regional jets, the systems include high performance, weight-efficient, multi-function composites that the Company has developed specifically to meet the requirements of aircraft applications.

     Precision Equipment Market. This global market has increasingly focused on compact designs and highly portable devices. Specialty Composites' engineering expertise and advanced energy-control materials and technology are critical to customers' product development, helping in the design of quieter, more rugged, more accurate and faster devices. Key applications include portable and desk top computers, hand held devices, disk drives, data servers and data storage units.

     Heavy-duty Truck Market. Focusing mainly on Class 5 through Class 8 vehicles, Specialty Composites' strategy in the truck market has been to assist manufacturers in meeting regulatory pass-by noise standards and in differentiating vehicles on the basis of interior noise levels. Incorporating acoustical foams, barriers and multi-function composite products, thermal and acoustic treatment packages are designed for maximum performance and minimum installation labor.

     Industrial and OEM Market. Specialty Composites' energy-control technology base, broad product line and depth of engineering experience enable the Company to provide highly effective, targeted solutions to manufacturers in a wide range of industries, ranging from noise control treatments for pumps, generators and compressors, to vibration damping and shock isolation in garage door openers, laboratory centrifuges and high-speed printers.

Research and Development

The Company has a strong emphasis on new product development, innovation and protection of intellectual property in each of its three business segments.

Research and Development - Safety Products Segment

The Company believes that its Research and Development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, the Company's ultimate predecessor, the former E-A-R(R) (Energy Absorbing Resins) Division of Cabot Corporation ("Cabot"), has been a leader in the development of technology for understanding noise, measuring noise and hearing loss, and in developing products and programs to encourage hearing protection and conservation. In order to test the efficacy of its hearing protection products, the Company owns and operates a National Voluntary Laboratory Accreditation Program ("NVLAP") laboratory in the United States. The Company also operates sound chambers and testing facilities in the United States and Sweden that measure the performance of its materials and designs. With these and other capabilities, the Company believes it is a leader in the development of both passive and active hearing protection products. Similarly, the Company believes that it has been a pioneer and leader in the development and testing of safety eyewear as extensive facilities are operated for the design and testing of these products. The Company also has facilities for the design and testing of respiratory safety equipment. Many of the Research and Development personnel of the Company are recognized experts in the safety products industry.

Research and Development - Safety Prescription Eyewear Segment

This segment shares resources with the Safety Products Segment in the areas of coating technology, automation and manufacturing process improvements. This segment works extensively with outside suppliers for development of frames, lenses and coatings.

Research and Development - Specialty Composites Segment

Specialty Composites' research and development efforts focus on developing proprietary materials and enhancing existing products in order to meet market and customer needs identified by the Company's marketing, sales and technical staffs. Products such as VersaDamp(TM) thermoplastic elastomers and Confor(R) environmentally friendly, energy-absorbing foams are being introduced in a growing number of applications across all markets served by Specialty Composites.

Raw Materials and Suppliers

The Company buys and consumes a wide variety of raw materials, component parts, office supplies, and maintenance and repair parts. Significant categories purchased include corrugated paper products, poly packaging films, chemicals, eyewear frames and optical lenses. The chemical category includes plastic resins such as polycarbonates, propionates, polyols, plasticizers, substrates, pre-polymers, isocyanates and adhesives. The eyewear frames are for both the non-prescription and SRx products.

The Company has a diverse base of material suppliers and is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. Items with potential risk of price volatility include paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. With reference to supplier agreements that allow for price changes based upon an index, the Company builds anticipated commodity price movements into each year's planning cycle. The Company manages pricing pressure exposure on large volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. However, where appropriate, the Company will use a single source for supply of certain items. In addition, based on the material, availability of supply, level of quality and the technical difficulty to produce, the Company will use a major and minor source to insure continued best pricing and a ready back up supply. The Company does not enter into derivative instruments to manage commodity risk.

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

Manufacturing and Distribution Operations

The Company maintains a high degree of vertical integration, allowing it to manufacture over 90% of the products that it sells. The Company's strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites' products (including the foam used in the manufacture of PVC earplugs); high speed assembly and packaging of earplugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. The Company also utilizes a limited number of contract manufacturers in the United States of America, Mexico, and Europe to supplement internal operations and to assemble and/or manufacture products where the Company does not have world class processing capabilities. The Company uses selected Asian suppliers for some product lines to complement Company manufactured products and fill in product families, where it is advantageous to minimize capital expenditures and accelerate new product introductions. The Company will continue to use contract manufacturers where appropriate to remain competitive and maximize profit margins. Consistent across all of the Company's manufacturing operations is an emphasis on producing high quality products. Currently, all of the Company's manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company has also attained QS 9000 certification for the Specialty Composites operations in Indianapolis and Newark. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

The Company's products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to the Company's business.

Manufacturing and Distribution Operations - Safety Products Segment

The Company's Indianapolis, Indiana plant is the largest earplug manufacturing facility in the world. It fabricates, molds and packages hundreds of millions of pairs of earplugs annually, utilizing automated, high-speed assembly and packaging equipment. The economies of scale present in this operation are unique in the hearing protection products industry and management believes that they offer the Company a competitive advantage in lowering costs. The plant's high-speed robotic fabrication, assembly and packaging of earplugs facilitate cost-savings, high-volume production and improved cycle times and inventory management. The Southbridge, Massachusetts facility is the Company's largest manufacturing site and manufactures a wide variety of Personal Protection Equipment. These manufactured safety products include respiratory, plug and muff type hearing, head and face, and a broad offering of safety eyewear protection. All Company manufacturing sites have implemented a number of initiatives resulting in significant improvements in the areas of safety, quality, cost, and customer service.

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

The Company fills virtually all of its domestic and certain of its international orders through its distribution center located in Indianapolis, Indiana which has bar-code scanning capabilities to assure rapid turn-around time and service levels for customer orders. Recent freight studies, having taken into consideration Aearo Company manufacturing locations in conjunction with domestic customer locations, have shown Indianapolis to be the ideal single warehouse and distribution location for our safety business. Over the road carriers are readily available in Indianapolis, which contributes to competitive pricing for both our inbound and outbound business. European orders are filled from distribution facilities near Manchester, U.K. and in Varnamo, Sweden. The UK facility services all of Europe with the exception of the Nordic countries. The French eyewear market is serviced from the recently acquired Joinville facility near Paris.

Manufacturing and Distribution Operations - Safety Prescription Eyewear Segment

The SRx production operations are comprised of two facilities located in the U.S., one in Canada and two in Europe. The U.S. locations are in Indiana and Oklahoma. In Canada, the Mississauga, Ontario plant fabricates prescription eyewear and, together with a small customer service operation in Montreal, produces SRx products for the Canadian market. In both Poynton, England and Joinville, France, the Company has small SRx laboratories that serve primarily the U.K. and French market, respectively. These facilities possess lens surfacing, edging, grinding and coating machinery capable of handling glass, plastic and polycarbonate lenses. The lenses are then fitted into frames and the finished product is shipped to customers. These facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually. Prescription eyewear fulfillment is predominantly by US Postal Service.

Manufacturing and Distribution Operations - Specialty Composites Segment

Specialty Composites' products are manufactured in Indianapolis, Indiana, and Newark, Delaware. The Indianapolis plant, which supplies specially formulated foam for the Company's PVC earplugs, manufactures and fabricates sheet and roll PVC and polyurethane materials and molds polyurethanes. This facility also houses technical support functions, including research and development, applications engineering, sales and marketing administration, quality assurance and customer service support. The Newark, Delaware, facility manufactures polyurethane foams and houses the Company's proprietary, thin sheet foam casting line, which permits the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line. Product development for this facility is onsite.

Competition and the Personal Protection Equipment Market

The PPE market is fragmented and highly competitive as a large number of relatively small, independent manufacturers with limited product lines serve the PPE market. The Company estimates that there are more than 500 manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States of America, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. The Company believes that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand name recognition and, to a lesser extent, price. From a positive competitive standpoint, the Company believes it is currently well situated, primarily because of its large size and its broad product offerings, to compete in this fragmented industry. The Company enjoys certain economies of scale that are not available to smaller competitors. However, the industry has recently undergone some degree of consolidation that could potentially increase long-term competitive pressures on the Company. Many of the Company's customers, particularly in the growing consumer/DIY channel, prefer the type of "one stop shopping" that the Company can provide. The Company's advanced distribution center further facilitates timely and accurate deliveries.

Several manufacturers compete in noise and vibration control, but few if any competitors offer the complete range of technology and energy-control materials as Specialty Composites. Thus the Company is able to differentiate itself by bundling its technology, engineering and wide ranges of products into energy control solutions or systems that add value to customers' products and supply chain management. In markets where technology is of particular value,

Specialty Composites is able to command better margins, but price is a significant factor in other highly competitive markets sectors in which the Company participates.

Employees

As of September 30, 2002, the Company had 1,510 employees, of whom 915 were primarily engaged in manufacturing, 406 in sales, marketing and distribution, 52 in research and development and 137 in general and administrative. The Company believes its employee relations are good. The Company has one domestic U.S. facility that employs union members. This facility, located in Plymouth, Indiana, employs 72 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 85 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 26, 2004.

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

Government Regulation

As a manufacturer of safety products, the Company is subject to regulation by numerous governmental bodies. Principal among the federal regulatory agencies in the United States of America are: the Occupational Safety and Health Administration ("OSHA"), which regulates the occupational usage of all PPE, the Environmental Protection Agency ("EPA"), which regulates labeling of hearing protection devices; the Mine Safety and Health Administration ("MSHA") and the National Institute of Occupational Safety and Health ("NIOSH"), both of which certify respirators. These agencies generally mandate that the Company's products meet standards established by private groups, such as American National Standards Institute ("ANSI"). The Company's products are also subject to foreign laws and regulations. In particular, they must comply with the Canadian Standards Association, European Committee for Normalization and Standards Australia. The Company believes it is in compliance in all material respects with the regulations and standards of these governmental bodies.

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

                                       Approximate
Location                               Square Feet      Function
SAFETY PRODUCTS

Southbridge, Massachusetts                 295,000      Manufacturing/Administration
Indianapolis, Indiana (1)                  220,564      Distribution/Customer Service
Indianapolis, Indiana                       81,540      Manufacturing/Corporate Headquarters
Poynton, England (2)                        56,530      Manufacturing/Distribution/Customer Service
Varnamo, Sweden                            125,595      Manufacturing/Distribution/Customer Service
Ettlingen, Germany                          45,000      Manufacturing/Distribution/Customer Service
Paris, France                                1,894      Sales Office
Barcelona, Spain                               (*)      Sales Office
Milan, Italy                                   (*)      Sales Office
Barrie, Ontario, Canada                      4,768      Manufacturing/Distribution/Customer Service
Oslo, Norway                                 6,300      Sales/Distribution/Customer Service
Joinville-le-Pont, France                   13,000      Sales/Distribution/Customer Service

SAFETY PRESCRIPTION EYEWEAR

Chickasha, Oklahoma                         35,000      Manufacturing/Customer Service
Plymouth, Indiana                           10,224      Manufacturing/Customer Service
Athens, Tennessee                           28,000      Customer Service
Mississauga, Ontario, Canada                28,850      Manufacturing/Customer Service
Montreal, Quebec, Canada                     1,800      Customer Service
Anne Arundel County, Maryland                7,698      Customer Service
Anne Arundel County, Maryland                5,000      Customer Service
Birmingham, Alabama                          1,500      Customer Service
Brooklyn Park, Maryland                      1,200      Customer Service
Dundalk, Maryland                            1,050      Customer Service
Newport News, Virginia                       1,400      Customer Service
Richmond, Virginia                             (*)      Customer Service
York, Pennsylvania                             (*)      Customer Service
Sparrows Point, Maryland                       (*)      Customer Service
Cherry Hill, New Jersey                        (*)      Customer Service

SPECIALTY COMPOSITES

Indianapolis, Indiana                      156,000      Manufacturing/Distribution/Customer Service
Newark, Delaware                            79,650      Manufacturing/Distribution
Newark, Delaware                            75,200      Warehouse/Distribution
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

Item 3.  Legal Proceedings

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are product liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale. In addition, the Company may be contingently liable with respect to numerous lawsuits involving respirators sold by its predecessors, American Optical Corporation and Cabot Corporation, arising out of agreements entered into when the AOSafety(R) Division was sold by American Optical Corporation to Cabot in April 1990 and when later sold by Cabot to the Company in 1995. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators which were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, Cabot, American Optical Corporation and a prior owner of American Optical Corporation. Liability is allocated among the parties based on the number of years each Company owned the AOSafety Division and the alleged years of exposure of the individual plaintiff. The Company's share of the contingent liability is further limited by an agreement entered into between the Company and Cabot on July 11, 1995, as amended in 2002. This agreement provides that, so long as the Company pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify the Company against, asbestos and silica-related legal claims asserted after July 11, 1995 and alleged to have arisen out of the use of respirators while exposed to asbestos or silica prior to January 1, 1997. To date, the Company has elected to pay the annual fee. The Company could potentially be liable for these exposures if the Company elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters. With these arrangements in place, however, the Company's potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos or silica on or after January 1, 1997. The Company also may be responsible for certain claims relating to acquired companies other than the AOSafety(R) Division that are not covered by, and are unrelated to, the agreement with Cabot. The Company retains responsibility and liability for all other product liability claims and accordingly maintains insurance protection for claims other than asbestosis and silicosis.

At September 30, 2002, the Company has recorded liabilities of approximately $4.8 million, which represents reasonable estimates of its probable liabilities, for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. The accrual does not include estimates for insurance recoveries. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 7, 2002, the Company held a special meeting of stockholders. The stockholders approved the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending September 30, 2003 with a total of 101,562.5 votes in favor, no votes in opposition and 350 abstention votes. The stockholders voted to elect the following directors for the ensuing year with a total of 101,562.5.5 votes in favor of each director and 350 abstention votes for each director: Norman W. Alpert, Bryan P. Marsal, John D. Curtin, Jr., William E. Kassling, Michael A. McLain, Arthur J. Nagle, Daniel S. O'Connell, John A. Shaw and William J. Brady.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

As of December 1, 2002 there were outstanding 101,912.5 shares of common stock, par value $0.01 per share, of Aearo ("Aearo Common Stock"). All of the Aearo Common Stock is held, collectively, by Vestar Equity Partners, L.P. (together with certain related persons, "Vestar"), Cabot Corporation and management. As of December 1, 2002 there were 33 shareholders of record of Aearo Common Stock. In July 1995, Vestar, Cabot and management effected through the Company the acquisition of substantially all of the assets and certain liabilities of Cabot CSC Corporation ("Old Cabot Safety Corporation"), a wholly-owned subsidiary of Cabot, and certain of its affiliates (the "Formation Acquisition") for $206.1 million. To effectuate the Formation Acquisition, the Company sold $100 million of 12 1/2% senior subordinated notes due 2005 (the "Senior Subordinated Notes"), issued to Vestar and Cabot an aggregate of $45 million of 12 1/2% redeemable preferred stock (the "Aearo Preferred Stock"), and issued to Vestar, Cabot and certain members of management and key employees of the Company an aggregate of 100,000 shares of Aearo Common Stock. See Item 12, "Security Ownership of
Certain Beneficial Owners and Management." All of the common stock of the Subsidiary is owned by Aearo, and thus no trading market exists for such stock. Accordingly, no trading market exists for any capital stock of the Company.

The Company has never paid cash dividends on the Aearo Common Stock. Payment of dividends on the Aearo Common Stock is limited by the terms of the Company's credit agreement and Senior Subordinated Notes and is subordinated to payment of dividends on the Aearo Preferred Stock. See Note 7 to the Consolidated Financial Statements.

Item 6.  Selected Financial Data

The selected historical financial data as of and for the periods ended September 30, 1998, 1999, 2000, 2001, and 2002 are derived from the consolidated financial statements of Aearo Corporation and subsidiaries. The data should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                AEARO CORPORATION
                             SELECTED FINANCIAL DATA
           (Dollars in Millions, Except per Share Amounts and Ratios)

                                                                    Years Ended September 30,
                                               1998            1999          2000           2001            2002
                                        -----------      ----------    ----------     ----------      ----------
 Income Statement Data:
 Net Sales--

       Safety Products                  $     217.1      $    212.7    $    219.7     $    206.3      $    208.5
       Safety Prescription Eyewear             36.4            35.5          39.9           39.1            40.8
       Specialty Composites                    39.7            42.9          45.9           38.5            37.6
                                        -----------      ----------    ----------     ----------      ----------
          Total net sales                     293.2           291.1         305.5          283.9           286.9
 Cost of Sales                                163.1           156.7         160.8          155.2  (4)      150.4   (5)
                                        -----------      ----------    ----------     ----------      ----------
       Gross profit                           130.1           134.4         144.7          128.7           136.5
 Operating Expenses--
       Selling and administrative              90.4            87.5          95.6           87.3            91.9
       Research and technical service           4.7             4.7           5.5            5.2             5.7
       Amortization expense                     6.8             6.8           6.9            6.5             6.3
       Other charges (income), net             (0.3)            0.8          (0.3)           0.7             1.5
       Restructuring charge                    11.6  (3)          -             -            9.1  (4)       (0.1)  (5)
                                        -----------      ----------    ----------     ----------      ----------
       Operating income                        16.9            34.6          37.0           19.9            31.2
       Interest expense, net                   26.1            24.3          24.4           23.7            20.1
                                        -----------      ----------    ----------     ----------      ----------
       Income (loss) before
       income taxes                            (9.2)           10.3          12.6           (3.8)           11.1
       Provision for (benefit from)
       income taxes                             2.2             3.2           3.6           (1.9)            1.8
                                        -----------      ----------    ----------     ----------      ----------
 Net income (loss)                      $     (11.4)     $      7.1    $      9.0     $     (1.9)     $      9.3
                                        ===========      ==========    ==========     ==========      ==========
 Other Data:

 EBITDA (1)                             $      47.1      $     51.0    $     54.6     $     48.1      $     48.5

 Depreciation and amortization                 20.3            18.3          18.7           18.7            17.3

 Capital expenditures                           5.8             8.4           9.6            7.8             9.7

 Ratio of earnings to fixed
 charges (2)                                      -             1.4           1.5              -             1.5

 Balance Sheet Data (at period-end):
 Total assets                          $      293.0       $   282.3    $    266.8     $    261.3      $    270.2
 Debt                                         233.2           214.8         199.8          202.2           195.6
 Stockholders' equity                          11.1            16.5          15.8            9.9            21.5

Notes to Selected Financial Data:

1. EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and non-operating income or expense. Non-operating income or expense is further defined as extraordinary gains or losses, or gains or losses from sales of assets other than in the ordinary course of business. While the Company believes EBITDA is a useful indicator of its ability to service debt, EBITDA should not be considered as a substitute for net income determined in accordance with generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. Investors should be aware that EBITDA as presented above may not be comparable to similarly titled measures presented by other companies and comparisons could be misleading unless all companies and analysts calculate this measure in the same fashion. EBITDA presented for the years ended September 30, 1998 and 2001 exclude unusual charges of $11.6 million, and $11.4 million, respectively, and excludes unusual credits of $0.6 million for the year ended September 30, 2002.

2. Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs). Earnings for the period ended September 30, 1998 and 2001 were inadequate to cover fixed charges by $9.2 million and $3.8 million, respectively.

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

5. During fiscal 2002, the Company reversed $0.6 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and the closure of its Ettlingen, Germany plant. The inventory provision of $0.5 million was classified as cost of sales with the remaining $0.1 million classified as operating expenses.

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

General

The following discussion provides a summary of major developments affecting the Company over the past few years.

The Company benefited from new product launches including the Lexa(R) product line first introduced in 1998, which continued with very positive growth during 1999. In addition, new hearing products introduced during 1999 included E-A-Rsoft(TM), Yellow Neons(R), SuperFit(R), and several new Peltor(R) communication products. New eyewear products introduced during 1999 included Nassau Rave(R) and new safety prescription eyewear frames.

During fiscal year 2000, the Company achieved record sales and EBITDA levels with sales increasing 4.9%, despite a stronger US dollar, which had the affect of depressing reported sales by approximately $6.4 million. On a currency adjusted basis sales were 7.7% higher than the previous year. Although sales were higher in all three of the Company's segments, the Specialty Composites trucking market began to soften during the fourth quarter. The continued productivity improvements in purchasing and manufacturing, especially in the manufacture of non-prescription eyewear product lines, drove a strong improvement in gross profit performance, resulting in a .8 point improvement in the gross profit percentage of sales. The gross profit would have been approximately an additional .6 points higher had it not been for the weakness of the Euro, which depressed revenue while having a more limited impact on manufacturing costs.

During fiscal year 2001, continued softening of the trucking market that began in the fourth quarter of the previous year was followed by overall softness in the North American economy. Order softness began with the consumer marketplace and then the industrial marketplace as consumer confidence and manufacturing employment in North America declined during the year. In addition, the US dollar continued to strengthen against most global currencies, which had the affect of depressing reported sales by approximately $8.0 million. Continued productivity improvements in purchasing and manufacturing enabled the Company to offset much of the negative currency impact as well as the impact on manufacturing overhead absorption due to reduced volume. Selling and administrative expenses decreased $8.3 million primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy. In May 2001 the Company completed an upgrade of its SAP management information system to version 3.1I and it intends to continue to apply information system version upgrades, as it deems appropriate. In July 2001, the Company successfully completed the refinancing of its indebtedness under its prior $165.0 million credit agreement with a new $135.0 million credit agreement and ended the year with undrawn revolver commitments of approximately $30.0 million, an available U.K. overdraft facility of $5.0 million and cash of $18.2 million. On September 30, 2001 the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability.

The terrorist events of September 11, 2001, coupled with the previously weak economy, made for a challenging start for fiscal year 2002. Sales for the first quarter were off 9.8% versus the prior year due to the resulting significant slowdown in the manufacturing sectors of the economy in which the Company markets its products. The following three quarters showed comparable improvements with sales down only 4.5% in the second quarter and then up 6.0% and 12.7% in quarters three and four.

Despite the difficult economy in fiscal 2002, the Company was able to improve performance through continued reliance on its strategy of ongoing productivity improvements, global new product development and value-creating acquisitions. Productivity improvements in purchasing and manufacturing as well as the benefits of the restructuring program implemented toward the end of fiscal 2001 allowed the Company to improve gross profits to 47.4% of net sales (up 130 basis points). The initiatives on global new product development resulted in the Company launching 36 new or improved product lines including the Quick-Latch(R) respiratory line, the X-Factor(TM) eyewear line for the Consumer channel, and PU shaped earplugs under the EARsoft(R) name. In addition, the Company also released new and improved Peltor passive muffs as well as the new and improved Comtac(TM) and PowerCom Plus(TM) communication muffs. In addition, the difficult economy did provide acquisition opportunities and the Company was able to complete four value creating acquisitions during the fiscal year. All four acquisitions were "tuck-in" acquisitions that were made with cash and are, in the opinion of management, highly accretive. These acquisitions are in the Company's core product offerings and enhance the Company's global eyewear positions. In prescription eyewear the Company added to SRx's number one global market share position under its single AOSafety(R) brand name, and in non-prescription eyewear the Company acquired an eyewear line that was restaged under the X-Series(TM) line which is being expanded through the International, Consumer, European and North American channels. The overall result was that the Company ended its fiscal year with improved EBITDA of $48.5 million, as compared to $48.1 million in the previous fiscal year, with undrawn revolver commitments of approximately $30.0 million, an available U.K. overdraft facility of $5.0 million and cash of $14.5 million.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. The Company revises its estimates and assumptions as new information becomes available.

The Company believes that of its significant accounting policies (see the accompanying Notes to the Consolidated Financial Statements) the following policies involve a higher degree of judgment and/or complexity.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Recognition of a deferred tax asset is dependent on generating sufficient future taxable income in the United States prior to the expiration of the tax loss and credit carryforwards, which expire over various periods ranging from 2010 to 2021. In its evaluation of the adequacy of the valuation allowance, the Company assesses prudent and feasible tax planning strategies. Due to the uncertainties of realizing these tax benefits, the Company has recorded a full valuation allowance against these losses and credit carryforwards. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

Product Liabilities -The Company has established reserves for potential product liabilities that arise out of the use of the Company's products. A significant amount of judgment is required to quantify the Company's ultimate exposure in these matters and the valuation of reserves is estimated based on currently available information, historical experience and from time to time the Company may seek the assistance of an independent consultant. While the Company believes that the current level of reserves is adequate, changes in the future could impact these determinations.

Restructuring - The Company recorded an unusual charge in fiscal 2001 based on a restructuring plan to improve its competitive position and long-term profitability. The provision recorded was based on estimates of the expected costs associated with site closures, consolidation of products and product lines, disposal of assets, contract terminations or other costs directly related to the restructuring. To the extent that actual costs may differ from amounts recorded, revisions to the estimated reserves would be required. A reduction of $0.6 million was made during fiscal 2002 to account for new information made available during the year.

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

Revenue Recognition - The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including an allowance for doubtful accounts. Allowance for doubtful accounts is generally based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customers credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

Results of Operations

The  following   table  sets  forth  the  major   components  of  the  Company's
consolidated statements of operations expressed as a percentage of net sales.

                                          Years Ended September 30,
                                     ----------------------------------
                                       2000         2001         2002
                                     --------    ---------   ----------
Net sales:
   Safety Products                       71.9  %     72.7  %      72.7  %
   Safety Prescription Eyewear           13.1        13.8         14.2
   Specialty Composites                  15.0        13.5         13.1
                                     ---------   ---------   ----------
   Total net sales                      100.0       100.0        100.0
   Cost of sales                         52.6        54.7         52.4
                                     ---------   ---------   ----------
   Gross profit                          47.4        45.3         47.6
   Selling and administrative            31.3        30.8         32.0
   Research and technical services        1.8         1.8          2.0
   Amortization expense                   2.2         2.3          2.2
   Other charges (income), net            0.0         0.0          0.5
   Restructuring charge                   0.0         3.2          0.0
                                     ---------   ---------   ----------
   Operating income                      12.1  %      7.2  %      10.9  %
                                     =========   =========   ==========

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Net sales in the year ended September 30, 2002 increased 1.1% to $286.9 million from $283.9 million in the year ended September 30, 2001. The increase in sales was primarily driven by new product launches and acquisitions. The Safety Products segment net sales in the year ended September 30, 2002 increased 1.1% to $208.5 million from $206.3 million in the year ended September 30, 2001. The Safety Products segment included approximately $5.3 million of sales from the acquisition of Leader Industries in January 2002. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2002 increased 4.3% to $40.8 million from $39.1 million in the year ended September 30, 2001. The Safety Prescription Eyewear segment included approximately $2.5 million of sales from the acquisition of Iron Age Vision in December 2001 and Chesapeake Optical in May 2002. The Specialty Composites segment net sales in the year ended September 30, 2002 decreased 2.3% to $37.6 million from $38.5 million in the year ended September 30, 2001. The decrease was primarily driven by volume declines in the industrial equipment market segment.

Gross Profit. Gross profit in the year ended September 30, 2002 increased 6.1% to $136.5 million from $128.7 million in the year ended September 30, 2001. Gross profit as a percentage of net sales in the year ended September 30, 2002 improved by 2.3% basis points to 47.6% as compared to 45.3% in the year ended September 30, 2001. The increase in gross margin was primarily due to productivity improvements and the impact of the restructuring plan that was charged during the year ended September 30, 2001.

Selling and Administrative Expenses. Selling and administrative expenses in the year ended September 30, 2002 increased 5.3% to $91.9 million from $87.3 million in the year ended September 30, 2001. The increase is primarily due to the impact of the acquisitions in addition to increased spending in sales and marketing to support new product launches and build brand recognition. Selling and administrative expenses as a percentage of net sales in the year ended September 30, 2002 were 32.0%, compared to 30.8% in the year ended September 30, 2001.

Research and Technical Services. Research and technical services expense in the year ended September 30, 2002 increased 9.6% to $5.7 million from $5.2 million in the year ended September 30, 2001. The increase is primarily due to increased spending for new product development. Research and technical services expenses as a percentage of net sales in the year ended September 30, 2002 were 2.0% compared to 1.8% in the year ended September 30, 2001.

Other Charges (Income), Net. Other charges (income), net was expense of $1.5 million for the year ended September 30, 2002 as compared to expense of $0.7 million for the year ended September 30, 2001. The $1.5 million expense for the year ended September 30, 2002 was primarily attributed to foreign currency transaction and hedge losses of approximately $0.8 million and $0.5 million of asset write-offs. The $0.7 million expense for the year ended September 30, 2001 was primarily attributed to foreign currency transaction and hedge losses of approximately $0.8 million. The foreign currency transaction and hedge losses were largely due to a weakening U.S. dollar, mainly in the second half of the fiscal year, as compared to European currencies. This currency shift, although unfavorable to other charges (income), net, was favorable to overall operating income.

Restructuring Charge. On September 30, 2001 the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan included the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines. On September 30, 2002, the Company revised its estimate relating to the disposal of certain items of inventory and to the closure of its Ettlingen, Germany operation and adjusted the restructuring provision by $0.6 million, of which $0.5 million was classified as cost of sales relating to inventory. As of September 30, 2002, there is approximately $4.2 million accrued relating to the restructuring.

Operating Income. Primarily as a result of the factors discussed above, operating income increased $11.3 million or 56.8% in the year ended September 30, 2002 from $19.9 million in the year ended September 30, 2001. Operating income as a percentage of net sales in the year ended September 30, 2002 was 10.9% as compared to 7.0% in the year ended September 30, 2001.

Interest Expense, Net. Interest expense, net in the year ended September 30, 2002 decreased 15.3% to $20.1 million from $23.7 million in the year ended September 30, 2001. The decrease is attributed to lower weighted average borrowings and lower interest rates during the year ended September 30, 2002 as compared to the year ended September 30, 2001.

Income (Loss) Before Provision for (Benefit From) Income Taxes. Income before provision for income taxes increased $14.9 million to $11.1 million in the year ended September 30, 2002 compared to a loss of $3.8 million in the year ended September 2001. Income before provision for income taxes excluding restructuring charges increased $2.8 million to $10.5 million in the year ended September 30, 2002 compared to $7.6 million in the year ended September 30, 2001.

Provision for (Benefit From) Income Taxes. The provision for income taxes in the year ended September 30, 2002 was $1.8 million compared to a benefit of $1.9 million in the year ended September 30, 2001. The Company's effective tax rate was lower than the statutory rate due to a decrease in the valuation allowance. The valuation allowance at September 30, 2002 and 2001 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards.

Net Income (Loss). For the year ended September 30, 2002, the Company recorded net income of $9.3 million as compared to a net loss of $1.9 million for the year ended September 30, 2001.

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

                               EBITDA Calculation
                             (Dollars in Thousands)

                                                                           Change
                                   Years Ended September 30,       Favorable/(Unfavorable)
                                       2001        2002            Amount          Percent
                                     -------   ------------      ------------ ------------
Operating Income
Add Backs:                            19,914         31,159            11,245         56.5 %
   Depreciation                       10,123         10,958               835          8.2
   Amortization of Intangibles         6,530          6,293              (237)        (3.6)
   Non-operating costs (income), net      44            690               646           --
   Unusual Charges                    11,441           (600)          (12,041)      (105.2)
                                     -------   ------------       ----------- ------------
EBITDA                                48,052         48,500               448          0.9 %
                                     =======   ============       =========== ============
By Segment
   Safety Products                    39,844         42,326             2,482          6.2 %
   Safety Prescription Eyewear         2,237          1,621              (616)       (27.5)
   Specialty Composites                1,409          3,433             2,024        143.5
   Reconciling Items                   4,562          1,120            (3,442)       (75.4)
                                     -------   ------------       ----------- ------------
                                      48,052         48,500               448          0.9 %
                                     =======   ============       =========== ============

EBITDA for the year ended September 30, 2002 was $48.5 million, which was $0.4 million higher than the year ended September 30, 2001. This increase was the result of the Company's continued strategy of ongoing productivity, new product development and value creating acquisitions despite a weak economy and increasing costs for items such as insurance and employee benefits. The Safety Products segment EBITDA for the year ended September 30, 2002 increased 6.2% to $42.3 million from $39.8 million in the year ended September 30, 2001. The increase was primarily due to acquisitions, new product launches and increased productivity. The Safety Prescription Eyewear segments EBITDA in the year ended September 30, 2002 decreased 27.5% to $1.6 million from $2.2 million in the year ended September 30, 2001. This decrease was primarily due to higher operating expenses and integration costs for acquisitions. The Specialty Composites segment EBITDA for the year ended September 30, 2002 increased 143.5% to $3.4 million from $1.4 million in the year ended September 30, 2001. The increase was primarily driven by productivity improvements, improved product mix, the positive impacts of the 2001 restructuring plan and lower operating expenses partially offset by lower sales volume. Reconciling items include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on intercompany transactions not allocable to a specific segment.

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

Gross Profit. Gross profit in the year ended September 30, 2001 decreased 11.1% to $128.7 million from $144.7 million in the year ended September 30, 2000. Gross profit as a percentage of net sales in the year ended September 30, 2001 was 45.3% as compared to 47.4% in the year ended September 30, 2000. The decrease in gross margin was primarily due to the restructuring charges of $2.4 million related to the provision for inventory as discussed below. The gross profit percentage in the year ended September 30, 2001 excluding restructuring charges was 46.2%. The additional decrease in gross margin was due to lower capacity utilization, higher utility costs and the adverse impact of foreign currencies partially offset by productivity improvements and cost reductions to offset the decline in volume. The average exchange rate used for the Euro in the consolidated financial statements for the year ended September 30, 2001 and 2000 was 0.888 and 0.970, respectively.

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

Restructuring Charge. On September 30, 2001 the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

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

It is anticipated that the restructuring will be completed during fiscal 2003 and the annualized savings are expected to be $4.8 million, with $2.4 million occurring in fiscal year 2002. The inventory provision of $2.4 million was classified as cost of sales in the consolidated statement of operations with the remaining $9.1 million classified as operating expenses.

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

Provision for (Benefit From) Income Taxes. The provision for (benefit from) income taxes in the year ended September 30, 2001 was $(1.9) million compared to $3.6 million in the year ended September 30, 2000. The Company's effective tax rate was lower than the statutory rate due to a decrease in the valuation allowance. The valuation allowance at September 30, 2001 and 2000 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards.

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

                               EBITDA Calculation
                             (Dollars in Thousands)

                                                                        Change
                                       Years Ended September 30, Favorable/(Unfavorable)
                                          2000         2001        Amount      Percent
                                     ------------  ------------  -----------  -----------
Operating Income                           37,011        19,914     (17,097)      (46.2) %
Add Backs:
   Depreciation                            10,056        10,123          67         0.7
   Amortization of Intangibles              6,859         6,530        (329)       (4.8)
   Non-operating costs (income), net          692            44        (648)      (93.6)

    Unusual Charges                             -        11,441      11,441        ---
                                     ------------  ------------  ----------  ----------
EBITDA                                     54,618        48,052      (6,566)      (12.0) %
                                     ============  ============  ==========  ==========
By Segment
   Safety Products                         48,775        39,844      (8,931)      (18.3) %
   Safety Prescription Eyewear              4,008         2,237      (1,771)      (44.2)
   Specialty Composites                     3,531         1,409      (2,122)      (60.1)
   Reconciling Items                       (1,696)        4,562       6,258      (369.0)
                                     ------------  ------------   ---------  ----------
                                           54,618        48,052      (6,566)      (12.0) %
                                     ============  ============   =========  ==========

EBITDA for the year ended September 30, 2001, excluding unusual charges, was $48.1 million, which was $6.6 million lower than the year ended September 30, 2000. This decrease was due primarily to the significant slowdown in the economy. EBITDA as a percentage of net sales in the year ended September 30, 2001, excluding unusual charges,  was 16.9% as compared to 17.9% in the year ended  September  30, 2000.
The Safety Products segment EBITDA for the year ended September 30, 2001 decreased 18.3% to $39.8 million from $48.9 million in the year ended September 30, 2000. The decrease was primarily due to the significant slowdown in the manufacturing sector of the economy and the negative impact of foreign exchange on operating results. The Safety Prescription Eyewear segments EBITDA in the year ended September 30, 2001 decreased 44.2% to $2.2 million from $4.0 million in the year ended September 30, 2000. This decrease was primarily due to unfavorable product mix and reduced sales volume due to the weak economy. The Specialty Composites segment EBITDA for the year ended September 30, 2001 decreased 60.1% to $1.4 million from $3.5 million in the year ended September 30, 2000. The decrease was primarily due to reduced sales volume due to the weak economy. Reconciling items include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on intercompany transactions not allocable to a specific segment.

Effects of Changes in Exchange Rates

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currencies. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs is U.S. dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor(R), the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the Company's revenues or results of operations.

Liquidity and Capital Resources

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes: (a) $98.0 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes, and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the Senior Bank Facilities). The amount outstanding on the Term Loans at September 30, 2002, was approximately $93.9 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility. At September 30, 2002, the Company's committed lines of credit totaled approximately $34.0 million.

Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at September 30, 2002.

During the first quarter of fiscal 2002, the Company's Board of Directors authorized management to repurchase, from time to time, a portion of the Company's 12.5% Notes, subject to market conditions and other factors. No assurances can be given as to whether or when or at what price such repurchases will occur. Subsequently, pursuant to a first amendment to the Senior Bank Facilities, the Company purchased and retired $2.0 million of the Notes.

Maturities under the Company's Term Loans are: $12.5 million in fiscal 2003, $16.7 million in fiscal 2004 and $64.7 million in fiscal 2005. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make additional principal payments in respect of the Term Loans until maturity in 2005. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

The Company's net cash provided by operating activities for the year ended September 30, 2002 totaled $26.6 million as compared to $21.5 million for the year ended September 30, 2001. The increase of $5.1 million was primarily due to a $3.3 million increase in net income adjusted for cash and non cash charges (depreciation, amortization, deferred taxes and other) and a $1.7 million net change in assets and liabilities. The Company's net changes in assets and liabilities was primarily driven by a $3.2 million increase in accounts payable and accrued liabilities, a $1.5 million increase in other, net, partially offset by a $3.0 million reduction of cash from accounts receivables and inventory.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $8.2 million for capital expenditures for the year ended September 30, 2002 as compared to $7.8 million for capital expenditures for the year ended September 30, 2001 and $9.6 million for the year ended September 30, 2000. The Company's capital spending is of a relatively short duration, with the complete commitment process typically involving less than one year.

Net cash used by investing activities was $17.7 million for the year ended September 30, 2002 as compared to $7.8 million for the year ended September 30, 2001. The increase of $9.9 million in net cash used by investing activities is primarily attributed to the acquisitions of Iron Age Vision for $0.8 million in December 2001, the acquisition of Leader Industries for $5.1 million in January 2002 and the acquisition of Chesapeake Optical for $3.6 million in May 2002. These amounts are inclusive of acquisition fees and restructuring costs.

Net cash used by financing activities for the year ended September 30, 2002 was $10.7 million compared with net cash provided by financing activities for the year ended September 30, 2001 of $1.6 million. The change of $12.3 million is primarily due to the repayment of Term Loans in the year ended September 30, 2002 compared to the prior year when the Company refinanced its prior credit agreement. The Company has no financing arrangements involving special purpose entities.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained. In particular, during fiscal 2001 and 2002, the Company was affected by the significant slowdown in the manufacturing sector of the economies in which the Company markets its products that began in earnest during the first fiscal quarter of fiscal 2001, exacerbated by the impact of the terrorist events of September 11, 2001. As a result, it is expected that the Company will continue to operate in a challenging sales environment. The Company expects to arrange for new financing of both the Senior Bank Facilities and the Notes before the maturity of the Senior Bank Facilities in March 2005. There can be no assurances that any additional financing or other sources of capital will be available to the Company at acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

To mitigate the effects of changes in foreign currency rates on profitability the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in European operations. The Company utilizes forward foreign currency contracts for transaction as well as cash flow exposures. For the year ended September 30, 2002, net transaction losses were $0.2 million and cash flow hedge losses were $0.6 million. In addition, the Company limits the foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As it relates to cash flow exposures in European operations, the Company had no forward foreign currency contracts as of September 30, 2002.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

The Company has approximately $25.0 million of variable rate debt protected under an interest rate collar arrangement through September 30, 2003. The floor is set at 2% and the cap at 6.25%. The fair value of the collar at September 30, 2002 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charge directly to other income/(expense). Approximately $141,000 was expensed during the fiscal year ended September 30, 2002.

The Company is of the opinion that it is well positioned to manage interest exposures in the short term. The Company continues to monitor interest rate movements and has mitigated the risks of potential interest rate fluctuations through the use of the aforementioned interest rate instruments.

Commodity Risk

The Company is subject to market risks with respect to industry pricing in paper and crude oil as it relates to various commodity items. The Company is also exposed to market risks for electricity, fuel oil and natural gas consumed in its operations. Items with potential risk of price volatility are paperboard, packaging films, nylons, resins, propylene, ethylene, plasticizer and freight. The Company manages pricing exposures on larger volume commodities such as polycarbonate, polyols and polyvinyl chloride via price negotiations utilizing alternative supplier competitive pricing. The Company sources some products and parts from Far East sources where resource availability, competition, and infrastructure stability has provided a favorable purchasing environment. The Company does not enter into derivative instruments to manage commodity risks.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Independent Auditor's Report..................................................30
Report of Independent Public Accountants......................................31
Consolidated Balance Sheets...................................................32
Consolidated Statements of Operations.........................................33
Consolidated Statements of Stockholders' Equity...............................34
Consolidated Statements of Cash Flows.........................................35
Notes to Consolidated Financial Statements....................................36

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Aearo Corporation:

We have audited the accompanying consolidated balance sheets of Aearo Corporation and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of Aearo Corporation for the year ended September 30, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated December 15, 2000.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
December 4, 2002

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


ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
December 15, 2000

The report of Arthur Andersen LLP ("Andersen") is a copy of a report previously issued report covering fiscal years 2001 and 2000. The predecessor auditor has not reissued its report.

                       AEARO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Amounts)

                                                                   September 30,     September 30,
                                                                        2001              2002
                                                                  ---------------   ---------------
                             ASSETS
Current Assets:
   Cash and cash equivalents                                      $        18,233   $        14,480
   Accounts receivable (net of reserve for doubtful accounts
     of $831 and $1,524, respectively)                                     42,428            46,478
   Inventories                                                             29,564            33,161
   Deferred and prepaid expenses                                            2,325             3,449
                                                                  ---------------   ---------------
     Total current assets                                                  92,550            97,568
                                                                  ---------------   ---------------
Long Term Assets:
   Property, plant and equipment, net                                      47,003            48,096
   Intangible assets, net                                                 118,200           121,979
   Other assets                                                             3,549             2,526
                                                                  ---------------   ---------------
     Total Assets                                                 $       261,302   $       270,169
                                                                  ===============   ===============
                          LIABILITIES
Current Liabilities:
   Current portion of long-term debt                              $         8,393   $        12,847
   Accounts payable and accrued liabilities                                34,812            36,410
   Accrued interest                                                         2,691             2,568
   U.S. and foreign income taxes                                            2,265             1,156
                                                                  ---------------   ---------------
     Total current liabilities                                             48,161            52,981
                                                                  ---------------   ---------------

   Long-term debt                                                         193,836           182,715
   Deferred income taxes                                                      383               800
   Other liabilities                                                        9,066            12,129
                                                                  ---------------   ---------------
     Total Liabilities                                                    251,446           248,625
                                                                  ---------------   ---------------
                 COMMITMENTS AND CONTINGENCIES
Preferred stock, $.01 par value-
   (Redemption value of $96,801 and $109,480, respectively)
     Authorized - 200,000 shares
     Issued and outstanding - 45,000 shares                                     -                 -
Stockholders' Equity:
   Common stock $.01 par value-
     Authorized -- 200,000 shares
     Issued and outstanding -- 102,088 and 101,913                              1                 1
   Additional paid-in-capital                                              32,374            32,254
   Retained earnings (deficit)                                             (2,494)            6,825
   Accumulated other comprehensive loss                                   (20,025)          (17,536)
                                                                  ---------------   ---------------
     Total Stockholders' Equity                                             9,856            21,544
                                                                  ---------------   ---------------
     Total Liabilities and Stockholders' Equity                   $       261,302   $       270,169
                                                                  ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                    Years Ended September 30,
                                                           2000                2001                2002
                                                     -----------------    --------------       -------------
Net sales                                            $      305,475       $      283,862       $     286,867
Cost of sales                                               160,759              152,849             150,897
Unusual charges (income)                                          -                2,364                (500)
                                                     --------------       --------------       -------------
   Gross profit                                             144,716              128,649             136,470

Selling and administrative                                   95,560               87,286              91,903
Research and technical services                               5,528                5,162               5,740
Amortization expense                                          6,859                6,530               6,293
Other charges (income), net                                    (242)                 680               1,475
Unusual charges (income)                                          -                9,077                (100)
                                                     --------------       --------------       -------------
   Operating income                                          37,011               19,914              31,159
   Interest expense, net                                     24,387               23,666              20,055
                                                     --------------       --------------       -------------

   Income (loss) before provision for (benefit
        from) income taxes                                   12,624               (3,752)             11,104
   Provision for (benefit from) income taxes                  3,576               (1,872)              1,785
                                                     --------------       --------------       -------------
   Net income (loss)                                 $        9,048       $       (1,880)      $       9,319
                                                     ==============       ==============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                      Accumulated
                                      Preferred                      Additional  Accumulated     Other                Comprehensive
                                        Stock         Common Stock     Paid-in    Earnings   Comprehensive               Income
                                    Shares Amount    Shares  Amount    Capital   (Deficit)       Loss         Total      (Loss)
                                    ------ -------   ------- -------  ---------- ----------- -------------   -------  -------------
Balance, October 1, 1999            45,000           102,538 $    1   $   32,566 $   (9,662) $     (6,431) $  16,474

  Issuance of shareholder notes          -       -         -      -          (67)          -             -       (67)

  Repurchase of common stock, net        -       -      (450)     -         (286)          -             -      (286)

  Foreign currency translation
  adjustment                             -       -         -      -            -           -        (9,320)   (9,320) $    (9,320)

  Net income                             -       -         -      -            -       9,048             -     9,048        9,048
                                                                                                                      -----------
  Comprehensive loss                     -       -         -      -            -           -             -         -  $      (272)
                                    ------ -------   ------- -------  ---------- ----------- ------------- ---------  ===========
Balance, September 30, 2000         45,000       -   102,088      1       32,213        (614)      (15,751)   15,849


  Repayment of shareholder notes         -       -         -      -          161           -             -       161

  Foreign currency translation
  adjustment                             -       -         -      -            -           -        (4,252)   (4,252)  $   (4,252)
  Unrealized loss on derivative
instruments                              -       -         -      -            -           -           (22)      (22)         (22)

  Net loss                               -       -         -      -            -      (1,880)            -    (1,880)       (1,880)
                                                                                                                      ------------
  Comprehensive loss                                                                                                  $     (6,154)
                                    ------ -------   ------- -------  ---------- ----------- -------------   -------  ============
Balance, September 30, 2001         45,000      -    102,088      1       32,374      (2,494)      (20,025)    9,856

  Issuance of shareholder notes                                              (25)                                (25)

  Repurchase of common stock, net                       (175)     -          (95)                                (95)

  Foreign currency translation
  adjustment                             -       -         -      -            -           -           199       199  $        199

  Net minimum pension liability
  adjustment                                                                                         2,290     2,290         2,290

  Net income                             -       -         -      -            -       9,319             -     9,319         9,319
                                                                                                                      ------------
 Comprehensive income                                                                                                       11,808
                                                                                                                      ============
                                    ------ --------  ------- -------  ---------- ----------- -------------   -------
Balance, September 30, 2002         45,000        -  101,913 $    1   $   32,254 $     6,825 $     (17,536)  $21,544
                                    ====== ========  ======= =======  ========== =========== =============   =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIRARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                         Years Ended September 30,
                                                                                2000          2001         2002
                                                                            -----------   ------------  -----------
Cash Flows from Operating Activities:
   Net income (loss)                                                        $     9,048   $    (1,880)  $     9,319
   Adjustments to reconcile net income (loss) to cash provided by operating activities --
     Depreciation                                                                10,056        10,123        10,958
     Amortization                                                                 8,616         8,543         7,848
     Deferred income taxes                                                         (196)         (101)          401
     Provision for restructuring charges                                              -        11,441          (600)
     Other non-cash items, net                                                      859        (2,993)          551
     Changes in assets and liabilities, net of effects of acquisitions--
         Accounts receivable, net                                                (2,812)        1,210           (25)
         Inventories                                                               (275)        1,758            (5)
         Accounts payable and accrued liabilities                                   633        (5,222)       (1,983)
         Other                                                                    1,631        (1,341)          112
                                                                            -----------  ------------   -----------
              Net cash provided by operating activities                          27,560        21,538        26,576
                                                                            -----------  ------------   -----------

Cash Flows from Investing Activities:
   Cash paid for acquisitions                                                    (4,465)            -        (9,515)
   Additions to property, plant and equipment                                    (9,552)       (7,799)       (8,232)
   Proceeds provided by disposals of property, plant and equipment                   34            38            13
                                                                            -----------  ------------   -----------
              Net cash used by investing activities                             (13,983)       (7,761)      (17,734)
                                                                            -----------  ------------   -----------

Cash Flows from Financing Activities:
   Repurchases of common stock, net                                                (286)            -           (95)
   Repayment (issuance) of shareholder notes                                        (67)          161           (25)
   Repayment of senior subordinated notes                                             -             -        (2,000)
   (Repayment of) proceeds from revolving credit facility, net                    4,150       (10,000)            -
   (Repayment of) proceeds from of term loans                                   (15,146)       11,700        (8,178)
   Repayment on Capital Lease Obligations                                             -             -          (143)
   Repayment of other long-term debt                                               (269)         (222)         (215)
                                                                            -----------  ------------   -----------
              Net cash (used in) provided by financing activities               (11,618)        1,639       (10,656)
                                                                            -----------  ------------   -----------

Effect of Exchange Rate Changes on Cash                                          (2,514)         (678)       (1,939)
                                                                            -----------  ------------   -----------

Net increase (decrease) in cash and cash equivalents                               (555)       14,738        (3,753)
Cash and cash equivalents, beginning of year                                      4,050         3,495        18,233
                                                                            -----------  ------------   -----------
Cash and cash equivalents, end of year                                      $     3,495  $     18,233   $    14,480
                                                                            ===========  ============   ===========
Non Cash Investing and Financing Activities:
Capital Lease Obligations                                                   $         -  $          -   $     1,421
                                                                            ===========  ============   ===========
Cash Paid for:
   Interest                                                                 $    22,637  $     22,023   $    18,697
   Income Taxes                                                             $     2,233  $      1,983   $     2,649
                                                                            ===========  ============   ===========

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

     Aearo Corporation was formed by Vestar Equity Partners, L.P. ("Vestar") in June 1995 to effect the acquisition of substantially all of the assets and liabilities of Cabot Safety Corporation and certain affiliates (the
     "Predecessor"), all of which were wholly owned by Cabot Corporation ("Cabot"), (the "Formation Acquisition"). Separate financial statements of Aearo Company are not presented because they do not provide any additional information from what is presented in the consolidated financial statements of Aearo Corporation that would be meaningful to the holders of the senior subordinated notes (the Senior Subordinated Notes) (see Note 7).

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

     Revenue Recognition

     The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including an allowance for doubtful accounts. Allowance for doubtful accounts is generally based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customers credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

     Advertising

     The Company expenses the costs of advertising as incurred. These expenses were approximately $7.9 million, $5.9 million, and $6.1 million for the years ended September 30, 2000, 2001 and 2002, respectively.

     Cash Equivalents

     The Company considers all time deposits and short-term investments with an original maturity of three months or less to be cash equivalents.

     Foreign Currency Translation and Transactions

     Foreign Currency Translation:

     Assets and liabilities of non-U.S. subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the approximate average exchange rates during the year. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity.

     Foreign Currency Transactions:

     Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income (loss). For the years ended September 30, 2000, 2001 and 2002 the accompanying consolidated statements of operations include approximately $0.4 million, $0.4 million, and $0.2 million, respectively, of transaction losses included in other (income) charges, net.

     To mitigate the effects of changes in foreign currency rates on profitability related to trade accounts receivable and trade accounts payable denominated in foreign currencies, the Company enters into forward foreign currency contracts. Gains and losses related to contracts designated as hedges of trade accounts receivable and trade accounts payable denominated in foreign currencies are accrued as exchange rates change and are recognized in the accompanying consolidated statements of operations as transaction (gains) and losses and included in other (income) charges, net. As of September 30, 2002, relative to these exposures, the Company had forward foreign currency contracts open in the following amounts:


     Currency            Amount (000s)    Contract Position
     --------            -------------    -----------------
     British Pound            1,228              Buy
     Canadian Dollar          1,285              Sell
     Norwegian Krona          7,840              Sell
     Swedish Krona          103,834              Buy
     Swiss Franc                980              Buy
     Euro                     1,712              Sell
     Danish Krona             1,918              Sell

     As of September 30, 2002, the Company has recorded an unrealized gain of $0.1 million associated with the above forward foreign currency contract commitments.

     In addition, the Company enters into forward foreign currency contracts to hedge a portion of anticipated sales denominated in Great Britain Pound
     Sterling and Euro to mitigate the impact of the effects of changes in foreign currency rates on profitability related to cash flows from European operations. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the other charges (income), net. For the year ended September 30, 2001 and 2002, the consolidated statement of operations include approximately $0.2 million and $0.6 million of losses related to these instruments.

     As of September 30, 2002, relative to these exposures, the Company has no outstanding forward foreign contracts. The Company does not enter into forward foreign contracts for trading purposes.

     Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $2.9 million, $2.4 million and $2.6 million for the years ended September 30, 2000, 2001 and 2002, respectively.

     Property, plant, equipment, and the related estimated useful lives are as follows:

     Asset Classification       Estimated Useful Life
     Buildings                  25-40 years
     Leasehold improvements     Life of the lease or useful life,
                                whichever is shorter
     Machinery and equipment    3-10 years
     Furniture and fixtures     3-10 years

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

     Estimated lives by major category of intangible assets at September 30, 2002 are as follows:

     Goodwill                           25 years
     Patents                            Life of patents (up to 17 years)
     Non-compete agreements             Life  of  agreements (up  to  5  years)
     Trademarks, trade names and other  Varies from 15 to 25 years

     Impairment

     The Company accounts for long-lived and certain intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually reviews its long-lived and intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. During the year ended September 30, 2000, the Company determined that an information technology system that was under development was impaired. As a result, the Company wrote off approximately $0.5 million related to this system. During the year ended September 30, 2001, the Company identified certain manufacturing assets in the Newark, Delaware facility that were determined by the Company to be impaired. As a result, the Company wrote off approximately $2.9 million related to those assets (see Note 17) as part of its restructuring plan. During the year ended September 30, 2002, as a result of normal product/equipment obsolescence, and productivity or capacity enhancement projects, the Company wrote off approximately $0.5 million of manufacturing assets that were charged to other (income) charges, net. All impairment charges are recorded to other (income) charges, net in the consolidated statement of operations.

     Deferred Financing Costs

     Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and aggregated $1.8 million, $2.0 million and $1.3 million for the years ended September 30, 2000, 2001 and 2002, respectively.

     Fair Value of Financial Instruments

     In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, Senior Subordinated Notes, bank debt (including Term Loans, the Revolving Credit Facility and other debt) and interest rate instruments. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 2002, except for the Senior Subordinated Notes, for which the Company estimates the fair market value to be approximately $99.0 million at September 30, 2002.

     The Company has approximately $25.0 million of variable rate debt protected under an interest rate collar arrangement through September 30, 2003. The floor is set at 2% and the cap at 6.25%. The fair value of the collar at September 30, 2002 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charge directly to other income/(expense). Approximately $0.1 million was expensed during the fiscal year ended September 30, 2002.

     The Company also uses off-balance sheet financial instruments in the form of forward foreign currency contracts. Current market prices were used to estimate the fair value of the forward foreign currency contracts.

     The future value of the forward foreign currency contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counter-parties to these contracts are substantial and creditworthy financial institutions. Neither the risks of counter-party non-performance nor the economic consequences of counter-party non-performance associated with these contracts are considered by the Company to be material.

     Accounting for Stock-based Compensation

     SFAS No. 123 "Accounting for Stock-Based Compensation" addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company intends to continue accounting for its stock-based compensation plans for employees in accordance with Accounting Principals Board ("APB") No. 25, "Accounting for Stock Issued to Employees". Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock-based compensation plans for employees must make footnote disclosure of the pro forma effects on earnings per share, had the principles contained within SFAS No. 123 been applied (see Note 12).

     Shipping and Handling Fees and Costs

     Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $16.8 million, $17.1 million and $17.2 million in fiscal 2000, 2001 and 2002, respectively. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.

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

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Amounts accumulated in other comprehensive income (loss) will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate swaps. There were no forward foreign currency contracts or interest rate derivatives at September 30, 2002 as defined under SFAS No. 133. For the year ended September 30, 2002 the Company reclassified into earnings a net loss of $0.6 million resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

     The Company has approximately $25.0 million of variable rate debt protected under an interest rate collar arrangement through September 30, 2003. The floor is set at 2% and the cap at 6.25%. The fair value of the collar at September 30, 2002 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charge directly to other income/(expense). Approximately $0.1 million was expensed during the fiscal year ended September 30, 2002.

     The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $0.4 million for the year ended September 30, 2002.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangibles". SFAS No. 142 requires that upon adoption, amortization of goodwill of approximately $3.2 million annually will cease and instead, the carrying value of goodwill be evaluated for impairment on at least an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adopting this standard and has not yet determined the effect of adoption on its financial position or results of operations.

     In July  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for  Asset
     Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes accounting standards requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is required to adopt the provisions of this statement in October 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13,

     "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and has not yet determined the effect of adoption on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit of disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position or results of operations.

3.   Inventories

     Inventories consisted of the following at September 30 (dollars in thousands):

                                                   2001                2002
                                        ---------------   -----------------
      Raw materials                    $          7,259   $           7,514
      Work in process                             8,364              10,196
      Finished goods                             13,941              15,451
                                       ----------------   -----------------
                                       $         29,564   $          33,161
                                       ================   =================

4.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

                                                   2001                2002
                                      -----------------  ------------------
     Land                              $          2,540  $            2,589
     Building and improvements                   19,650              20,774
     Machinery and equipment                     49,912              59,687
     Furniture and fixtures                      19,715              23,486
     Construction in progress                     7,015               4,670
                                       ----------------  ------------------
                                                 98,832             111,206
     Less - accumulated depreciation             51,829              63,110
                                       ----------------  ------------------
                                       $         47,003  $           48,096
                                       ================  ==================

5.   Intangible Assets

     Intangible assets consisted of the following at September 30 (dollars in thousands):

                                                   2001                2002
                                      -----------------  ------------------
     Goodwill                         $          80,395  $           93,804
     Trademarks and trade names                  74,122              74,122
     Patents                                      1,638               1,916
     Non-compete agreement                          585                 701
     Other                                          215                 215
                                      -----------------  ------------------
                                      $         156,955  $          170,758
     Less - accumulated amortization             38,755              48,779
                                      -----------------  ------------------
                                      $         118,200  $          121,979
                                      -----------------  ------------------

6.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

                                                             2001         2002
                                                      -----------  -----------

     Accounts payable - trade                         $    14,614  $    17,137
     Accrued liabilities --
          Employee compensation and benefits (Note 9)       8,743        9,189
          Restructuring reserve                             6,343        3,829
          Other                                             5,112        6,255
                                                      -----------  -----------
                                                      $    34,812  $    36,410
                                                      ===========  ===========

7.   Debt

     The long-term debt consisted of the following at September 30 (dollars in thousands):

                                                             2001         2002
                                                     ------------  -----------
     Term loans, due 2002                            $      8,131  $        --
     Term loans, due 2003                                  12,196       12,529
     Term loans, due 2004                                  16,262       16,706
     Term loans, due 2005                                  63,047       64,641
     Senior subordinated notes, due 2005, 12.5%           100,000       98,000
     Mortgage note, due 1998 - 2006, 10.1%                  2,236        2,165
     Other                                                    357        1,521
                                                     ------------   ----------
                                                          202,229      195,562
     Less--Current portion of long-term debt                8,393       12,847
                                                    -------------   ----------
          Total                                     $     193,836   $  182,715
                                                    =============   ==========

     Senior Bank Facilities

     The Company's debt structure includes up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes, and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the Senior Bank Facilities). The amount outstanding on the Term Loans at September 30, 2002, was approximately $93.9 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $10.0 million. The Term Loans amortize quarterly over a four-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is March 31, 2005.

     At the Company's option, the interest rates per annum applicable to the Senior Bank Facilities are either (a) an adjusted rate based on the London Interbank Offered Rate (LIBOR) plus a margin of 3.25% in the case of Term Loans and 2.75% for revolving loans or (b) the Base Rate, as defined, plus a margin of 2.25% in the case of Term Loans and 1.75% for revolving loans. The Base Rate is the higher of Bankers Trust Company's announced prime lending rate or the Overnight Federal Funds rate plus 0.50%. The Company must pay certain fees in connection with the Senior Bank Facilities, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and a 0.25% facing fee relating to the issuance of letters of credit.

     The Company is entitled to an Interest Reduction Discount of .25% when the Company achieves a leverage ratio of less then 3.50. The discount would apply to all Term Loans and the revolving loans.

     Under the terms of the Senior Bank Facilities, the Company is required to comply with a number of affirmative and negative covenants. Among other restrictions, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios, fixed charge coverage ratios and limits on the amount of permitted capital acquisitions. The Senior Bank Facilities also impose limitations on certain business activities of the Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, the payment of dividends on the Company's Common Stock, sales of certain assets and limitations on transactions with affiliates. As of September 30, 2002, Aearo Company was in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

     During the first quarter of fiscal 2002, the Company's Board of Directors authorized management to repurchase, from time to time, a portion of the Company's 12.5% Senior Subordinated Notes (Notes), subject to market conditions and other factors. No assurances can be given as to whether or when or at what price such repurchases will occur. Subsequently, pursuant to a first amendment to the Senior Bank Facilities, the Company purchased and retired $2.0 million of the Notes.

     Term Loans

     At September 30, 2002, the total balance outstanding on the Term Loans was $93.9 million and interest rates were 5.0% for the U.S. Dollar Term Loan ($53.8 million US dollars outstanding at September 30, 2002), 7.2% for the British Pound Term Loan (15.8 million British Pounds outstanding at
     September 30, 2002), 6.5% for the Euro Term Loan (11.5 million Euro outstanding at September 30, 2002), and 6.2% for the Canadian Term Loan (6.2 million Canadian dollars outstanding at September 30, 2002). For the year ended September 30, 2002, the weighted average interest rates paid were 5.4%, 7.6% 6.7% and 5.9% for the U.S. Dollar Term Loan, the British Pounds Term Loan, the Euro Term Loan and the Canadian Term Loan, respectively.

     At September 30, 2001, the total balance outstanding on the Term Loans was $99.6 million and interest rates were 5.8% for the U.S. Dollar Term Loan ($58.8 million US dollars outstanding at September 30, 2001), 7.8% for the British Pound Term Loan (17.3 million British Pounds outstanding at
     September 30, 2001), 6.9% for the Euro Term Loan (12.6 million Euro outstanding at September 30, 2001), and 6.5% for the Canadian Term Loan (6.2 million Canadian dollars outstanding at September 30, 2001). For the year ended September 30, 2001, the weighted average interest rates paid were 7.0%, 8.6% 7.8% and 7.6% for the U.S. Dollar Term Loan, the British Pounds Term Loan, the Euro Term Loan and the Canadian Term Loan, respectively.

     Revolving Credit Facility

     At September 30, 2002, no amounts were outstanding on the Revolving Credit Facility. For the year ended September 30, 2002, the maximum amount outstanding was $1.5 million, the average was approximately zero and the weighted average interest rate paid was 6.5%. At September 30, 2002, approximately $29.0 million was available for additional borrowings and $22.9 million to finance additional permitted acquisitions.

     At September 30, 2001, no amounts were outstanding on the Revolving Credit Facility. For the year ended September 30, 2001, the maximum amount outstanding was $23.4 million, the average was $13.5 million and the weighted average interest rate paid was 8.8%. At September 30, 2001, approximately $29.3 million was available for additional borrowings and $30.0 million to finance additional permitted acquisitions.

     Senior Subordinated Notes

     In connection with the Formation Acquisition, Aearo Company issued $100.0 million of Notes due 2005, which are unsecured obligations of the Company. The Notes bear interest at a rate of 12.5% per annum and interest is payable semiannually on each January 15 and July 15.

     The Notes are redeemable at the option of the Company, on or after July 15, 2000. From and after July 15, 2000, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 106.3% of the principal amount to par on and after July 15, 2004. The Company repurchased $2.0 million of Notes in October 2001.

     The Notes indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facilities discussed above. As of September 30, 2002, the Company was in compliance with the various covenants of the Notes agreement. The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis by Aearo Corporation.

     Maturities

     As of September 30, 2002, the scheduled maturity of indebtedness for each of the next five years and thereafter is as follows (dollars in thousands):

                     Amount
                  -----------
     2003         $    12,847
     2004              17,003
     2005             162,963
     2006               2,149
     2007                 262
     Thereafter           338
                  -----------
                  $   195,562
                  ===========

8.   Interest Expense, Net

     Interest expense, net comprises the following items (dollars in thousands):

                                       Years Ended September 30,
                                      2000            2001            2002
                           ---------------   -------------  --------------
     Expense               $        24,546    $     23,869   $      20,266
     Income                           (159)           (203)           (211)
                           ---------------   -------------  --------------
     Interest expense, net $        24,387    $     23,666   $      20,055
                           ===============   =============  ==============

9.   Employee Benefit Plans

     The Company maintains a noncontributory defined benefit cash balance pension plan. Benefits provided under the plan are primarily based on years of service and the employee's compensation.


     The following represents information summarizing the Company's defined benefit cash balance pension plan (dollars in thousands):

                                                                          Years Ended September 30,
     Change in benefit obligation                                      2000                 2001                2002
                                                           ----------------     ----------------       -------------
      Benefit obligation at beginning of year              $          9,500      $         9,887      $       11,343
        Service cost                                                  1,299                1,336               1,286
        Interest cost                                                   668                  721                 790
        Plan amendments                                                   -                    -                  30
        Benefits paid                                                (1,299)                (993)             (1,581)
        Actuarial gain (loss)                                          (281)                 392               1,127
                                                           ----------------     ----------------      --------------
      Benefit obligation at end of year                    $          9,887     $         11,343      $       12,995
                                                           ----------------     ----------------      --------------
   Change in plan assets
      Fair value of plan assets at beginning of year       $          9,103     $         10,535      $        9,259
        Actual return of plan assets                                    960               (1,491)               (945)
        Employer contributions                                        1,771                1,208               1,223
        Benefits paid                                                (1,299)                (993)             (1,581)
                                                           ----------------     ----------------      --------------
      Fair value of plan assets at end of year             $         10,535     $          9,259      $        7,956
                                                           ----------------     ----------------      --------------
   Reconciliation of funded status
      Funded status                                        $            648     $         (2,084)     $       (5,039)
      Unrecognized prior service cost                                   103                   96                 117
      Unrecognized actuarial (gain) loss                             (3,442)                (572)              2,285
                                                           ----------------     ----------------      --------------
   Net pension liability included in accrued liabilities   $         (2,691)    $         (2,560)     $       (2,637)
                                                           ================     ================      ==============

   Amounts recognized in statement of financial position
     Prepaid benefit cost                                  $             --     $             --      $           --
     Accrued benefit liability                                       (2,691)              (2,560)             (4,860)
     Intangible asset                                                    --                   --                 116
     Accumulated other comprehensive income                              --                   --               2,107
                                                           ----------------     ----------------      --------------
   Net amount recognized                                   $         (2,691)    $         (2,560)     $       (2,637)
                                                           ----------------     ----------------      --------------

   Components of net periodic benefit cost
      Service cost                                         $          1,299     $          1,336      $        1,286
      Interest cost                                                     668                  721                 790
      Expected return on plan assets                                   (700)                (842)               (785)
      Unrecognized prior service cost                                     7                    7                   9
      Recognized actuarial gain                                        (130)                (145)                 --
                                                           ----------------     ----------------      --------------
      Net periodic benefit cost                            $          1,144     $          1,077      $        1,300
                                                           ================     ================      ==============

     The weighted average assumptions used in determining net periodic benefit cost and the projected benefit obligation were as follows:

                                                       Years Ended September 30,
                                                          2000    2001   2002
                                                       ------- ------- --------
     Discount rate                                       7.75%   7.50%  6.75%
     Expected long-term rate of return of plan assets    8.00%   8.00%  8.50%
     Rate of compensation increase                       4.00%   4.00%  4.00%
                                                       ======= ======= ========

     In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP Plan), which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for the SERP Plan were $127,000, $148,000 and $111,000 for the years ended September 30, 2000, 2001 and 2002, respectively. The aggregate liability for the SERP Plan was $462,000, $524,000 and $486,000 for the years ended September 30, 2000, 2001 and 2002, respectively.

     A 401(k) plan, the Aearo Company Employees' 401(k) Savings Plan, was established as of May 1, 1990. Employees normally scheduled to work a minimum of 1,000 hours per year can join the plan immediately and may contribute up to 60% of their compensation. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 3% of the employee's pay. The costs to the Company for this Plan were $857,000, $903,000 and $866,000 for the years ended September 30, 2000, 2001 and 2002, respectively.

     The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the years ended September 30, 2000, 2001 and 2002, the Company contributed approximately $198,000, $212,000, and $197,000, respectively.

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

10.  Related Party Transactions

     An annual management fee, which is to be shared by Cabot and Vestar, is paid in aggregate amounts with respect to each fiscal year equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before cash interest, taxes, depreciation and amortization for such fiscal year. This annual management fee is shared by Cabot and Vestar based on their relative equity ownership of the Company and payments totaled approximately $686,000, $728,000 and $519,000 during the years ended September 30, 2000, 2001 and 2002, respectively.

     The Company and Cabot have entered into an arrangement relating to certain respirator claims asserted after the Formation Acquisition as long as the Company pays to Cabot an annual fee of $400,000, as discussed in Note 13. The Company paid Cabot $400,000 for each of the years ended September 30, 2000, 2001 and 2002.

     The Company has made available to certain members of management (Management Investors) loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Each such loans (i) is secured by Common Stock purchased with the proceeds thereof, (ii) bears interest at an annual rate determined pursuant to
     Section 7872(f)(2) of the Internal Revenue Code, and (iii) is subject to mandatory prepayment in the event the employment of the Management Investor terminates or of maturity. The aggregate amount of these loans was approximately $1,335,000 and $1,363,000 at September 30, 2001 and 2002,
     respectively, and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of stockholders' equity.

11.  Income Taxes

     Income (loss) before provision for income taxes was as follows (dollars in thousands):

                                                                    Years Ended September 30,
                                                             2000                2001              2002
                                              -------------------   -----------------    --------------
     Domestic                                 $             6,157   $         (10,865)   $        4,762
     Foreign                                                6,467               7,113             6,342
                                              -------------------   -----------------    --------------
     Total                                    $            12,624   $          (3,752)   $       11,104
                                              ===================   =================    ==============

     A summary of provision (benefit) for income taxes was as follows (dollars in thousands):

                                                                    Years Ended September 30,
                                                             2000                2001              2002
                                              -------------------    ----------------   ---------------
     U.S. Federal and State:
     Current                                  $               163    $         (3,525)  $           125
     Deferred                                               1,940                   -               203
                                              -------------------    ----------------   ---------------
                                              $             2,103    $         (3,525)  $           328
                                              ===================    ================   ===============
    Foreign:
    Current                                                 1,581               1,957             1,226
    Deferred                                                 (108)               (304)              231
                                              -------------------    ----------------   ---------------
                                                            1,473               1,653             1,457
                                              -------------------    ----------------   ---------------
    Total                                     $             3,576    $         (1,872)  $         1,785
                                              ===================    ================   ===============

    The provision (benefit) for income taxes at the Company's effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):

                                                                    Years Ended September 30,
                                                             2000            2001                  2002
                                              -------------------    -----------------  ---------------
    Computed tax expense (benefit) at the     $             4,293    $         (1,277)   $        3,740
        expected statutory rate
    State taxes, net of federal effect                         37                 (51)               82
    Foreign income taxed at different rates                  (192)             (1,172)             (166)
    Foreign dividends                                           -                   -               324
    Non-deductible goodwill amortization                      320                 308               309
    Non-deductible expenses                                   200                 267                99
    Increase (decrease) in valuation
         allowance                                           (493)                110            (2,302)
    Other, net                                               (589)                (57)             (301)
                                              -------------------    ----------------   ---------------
    Provision (benefit) for income taxes      $             3,576    $         (1,872)  $         1,785
                                              ===================    ================   ===============

     Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):

                                                                                 As of September 30,
                                                                                 2001              2002
      Deferred tax assets                                            ----------------  ----------------
     Pension and other benefits                                      $          2,086  $          1,862
     Property, plant and equipment                                             (3,441)           (3,158)
     Intangible assets                                                          1,716               459
     Restructuring charges                                                      2,079             1,349
     Inventory                                                                  1,202             1,147
     Net operating loss carryforwards - Foreign                                 2,538                --
     Net operating loss carryforwards -                                        10,474            11,298
          Domestic
     Accrued expenses and other                                                 1,233               345
                                                                     ----------------  ----------------
     Subtotal                                                                  17,887            13,302
     Valuation allowances                                                     (18,270)          (14,102)
                                                                     ================  ================
     Total deferred tax liability                                    $           (383)  $          (800)
                                                                     ================  ================

     The valuation allowance at September 30, 2001 and 2002 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic net operating loss carryforwards, before the tax effect, is approximately $30.8 million as of September 30, 2002. The net operating loss carryforwards expire at various periods ranging from 2010 to 2021. Of the valuation allowance recorded as of September 30, 2002, approximately $6.7 million will be used to reduce goodwill if the benefits are realized. During the year ended September 30, 2000, approximately $1.9 million of valuation allowances originally established through purchase accounting were reversed through goodwill.

12.  Stockholders' Equity

     Stock Ownership and Stockholders' Agreement

     As of September 30, 2002, Cabot owns 41.7% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares), Vestar owns 41.7% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares) and the Management Investors and certain other employees of the Company own 16.6% of common stock (16,912.5 shares). Vestar, Cabot and the Management Investors are parties to a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

     The preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded quarterly. To date, no dividends have been declared. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45.0 million) plus a redemption payment based on the dividend rate. As of September 30, 2002, the redemption value of the preferred stock is $109.5 million.

     Aearo Company is permitted to pay cash dividends to Aearo Corporation for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $1,000,000 in any fiscal year. As long as no event of default would result, Aearo Corporation and Aearo Company are permitted to pay dividends consisting of shares of qualified capital stock, as defined in the Senior Bank Facilities, and Aearo Corporation may redeem or purchase shares of its capital stock held by former employees of Aearo Corporation or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation with respect to such purchases or redemptions does not exceed $5.0 million in any fiscal year and $7.5 million in the aggregate. Aearo Company may pay cash dividends to Aearo Corporation for the latter purpose. Additionally, Aearo Corporation may pay dividends on its preferred stock in additional shares of preferred stock. To date, Aearo Corporation has not paid dividends on either common or preferred stock.

     Stock Option Plans

     On June 27, 1996, the Company adopted the Executive Stock Option Plan (the "Executive Plan") whereby the Company, subject to approval of the Board of Directors, may grant up to 5,000 non-qualified options to certain members of management. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock were reserved for issuance. During the year ended September 30, 2002, an additional 1,800 shares were reserved for issuance. Under the 1997 Option Plan, non-qualified and qualified options may be granted to employees of the Company. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar and Cabot on their investment in the Company or the tenth anniversary of the date of grant. The option term will be 10 years, except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 2002, a total of 15,920 options were outstanding under the Executive Plan and 1997 Option Plan and a total of 880 options were available for grant.

     Pro Forma Stock-Based Compensation Expense

     SFAS No. 123, "Accounting for Stock-Based Compensation", sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) would have been reduced by $0.1 million and $0.2 million in the year ended September 30, 2001 and 2002, respectively.

     The fair value of each option grant was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions:

                                                    2000       2001        2002
                                              ----------  ---------   ---------
     Risk-free interest rate                       6.01%      5.22%       4.52%
     Expected life of options granted           10 years   10 years    10 years
     Expected volatility of underlying stock          0%         0%          0%
     Dividend yield                                   0%         0%          0%

     Stock Option Activity

     Stock option data for the Executive Plan and the 1997 Option Plan for the years ended September 30, 2000, 2001 and 2002 were as follows:

                                              Number      Weighted Average
                                            of Shares      Exercise Price
                                          ------------    -----------------
      Outstanding, October 1, 1999               7,729    $             600
      Granted                                      750                  600
      Granted                                    1,466                  800
      Forfeited                                    (62)                 600

      Outstanding, September 30, 2000            9,883    $             630
      Granted                                    2,500                  800
      Forfeited                                   (218)                 600
      Forfeited                                    (94)                 800

      Outstanding, September 30, 2001           12,071    $             664
      Granted                                    4,274                  600
      Granted                                       31                  800
      Forfeited                                   (456)                 600
                                        --------------    -----------------
      Outstanding, September 30, 2002           15,920    $             649
                                        ==============    =================

     The following table sets forth information regarding options outstanding at September 30, 2002:

                                                                                                            Weighted Average
                                                                                       Weighted Average    Exercise Price for
         Number                              Number Currently     Weighted Average         Remaining            Currently
       of Options        Exercise Price         Exercisable        Exercise Price      Contractual Life        Exercisable
    ----------------- --------------------- -------------------- -------------------- -------------------- --------------------
        12,017        $       600.00                 -           $       600.00           6.74 years               N/A
         3,903        $       800.00                 -           $       800.00           7.78 years               N/A

13.  Commitments and Contingencies

     Lease Commitments

     The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and noncancelable operating leases. Rent expense under such arrangements totaled $6.4 million, $7.5 million and $7.9 million for the years ended September 30, 2000, 2001 and 2002, respectively. Future minimum rental commitments under noncancelable leases in effect at September 30, 2002 are as follows (dollars in thousands):

     2003            $        4,386
     2004                     3,845
     2005                     2,399
     2006                     3,050
     2007                       824
     Thereafter               1,341
                     --------------
     Total           $       15,845
                     ==============

     Contingencies

     Various  lawsuits  and claims  arise  against the  Company in the  ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale. In addition, the Company may be contingently liable with respect to numerous lawsuits involving respirators sold by its predecessors, American Optical Corporation and Cabot Corporation, arising out of agreements entered into when the AOSafety(R) Division was sold by American Optical Corporation to Cabot in April 1990 and when later sold by Cabot to the Company in 1995. These lawsuits typically involve plaintiffs alleging that they suffer from asbestosis or silicosis, and that such condition results in part from respirators that were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. Responsibility for legal costs, as well as for settlements and judgments, is shared contractually by the Company, Cabot, American Optical Corporation and a prior owner of American Optical Corporation. Liability is allocated among the parties based on the number of years each Company owned the AOSafety Division and the alleged years of exposure of the individual plaintiff. The Company's share of the contingent liability is further limited by an agreement entered into between the Company and Cabot on July 11, 1995, as amended in 2002. This agreement provides that, so long as the Company pays to Cabot an annual fee of $400,000, Cabot will retain responsibility and liability for, and indemnify the Company against, asbestos and silica-related legal claims asserted after July 11, 1995 and alleged to have arisen out of the use of respirators while exposed to asbestos or silica prior to January 1, 1997. To date, the Company has elected to pay the annual fee. The Company could potentially be liable for these exposures if the Company elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters. With these arrangements in place, however, the Company's potential liability is limited to exposures alleged to have arisen from the use of respirators while exposed to asbestos or silica on or after January 1, 1997. The Company also may be responsible for certain claims relating to acquired companies other than the AOSafety(R) Division that are not covered by, and are unrelated to, the agreement with Cabot.

     At  September   30,  2002,   the  Company  has  recorded   liabilities   of
     approximately $4.8 million, which represents reasonable estimates of its probable liabilities, for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

14.  Acquisitions

     On December 14, 2001, the Company acquired Iron Age Vision from Iron Age Corporation of Pittsburgh, Pennsylvania. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to December 14, 2001 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 14, 2001. The purchase price of $0.9 million was, inclusive of acquisition fees and costs to restructure operations, allocated based on the fair value of assets acquired, which consisted primarily of receivables and fixed assets. The excess of purchase price over the fair market value of assets acquired of $0.5 million was allocated to goodwill.

     On January 21, 2002, the Company acquired the industrial safety business of Montreal, Canada based Leader Industries, Inc. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to January 21, 2002 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 21, 2002. The purchase price of $5.1 million , inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $2.2 million was allocated to goodwill.

     On May 7, 2002, the Company acquired Chesapeake Optical Company of Baltimore, Maryland. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to May 7, 2002 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 7, 2002. The purchase price of $3.6 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $2.9 million was allocated to goodwill.

     These operations have been included in consolidated results from the dates of acquisition. Had the acquisitions been consolidated at the beginning of the year prior to the acquisitions, they would not have materially affected results.

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

     Net sales to external customers by business segment (dollars in thousands):

                                                                    2000            2001             2002
                                                              -----------     -----------      -----------
     Safety Products                                          $   219,710     $   206,311      $   208,538
     Safety Prescription Eyewear                                   39,913          39,076           40,834
     Specialty Composites                                          45,852          38,475           37,495
                                                              -----------     -----------      -----------
     Total                                                    $   305,475     $   283,862      $   286,867
                                                              ===========     ===========      ===========

     EBITDA by business segment and reconciliation to income before provision for (benefit from) income taxes (dollars in thousands):

                                                                     2000            2001            2002
                                                              -----------     -----------      ----------
     Safety Products                                          $    48,775     $    39,844      $   42,326
     Safety Prescription Eyewear                                    4,008           2,237           1,621
     Specialty Composites                                           3,531           1,409           3,433
     Reconciling items                                             (1,696)          4,562           1,120
                                                              -----------     -----------      ----------
          Total EBITDA                                        $    54,618     $    48,052      $   48,500
                                                              ===========     ===========      ==========

     Depreciation                                                  10,056          10,123          10,958
     Amortization of intangibles                                    6,859           6,530           6,293
     Non-operating costs (income)                                     692              44             690
     Unusual charges                                                               11,441            (600)
     Interest, net                                                 24,387          23,666          20,055
                                                             ------------     -----------     -----------
          Income before provision for/(benefit from)
          income taxes                                        $    12,624     $    (3,752)    $    11,104
                                                             ============     ===========     ===========


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

     Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $3.5 million and $3.9 million for the years ended September 30, 2001 and 2002, respectively. The intersegment sales value is generally determined at fully absorbed inventory cost at standard rates plus 25%.

     Reconciling items include unallocated selling, administrative, research and technical expenses as well as manufacturing profit realized on intercompany transactions not allocable to a specific segment.

     Depreciation by business segment (dollars in thousands):

                                          2000            2001             2002
                                   -----------     -----------      -----------
     Safety Products               $     7,384     $     7,966      $     8,657
     Safety Prescription Eyewear           765             378              717
     Specialty Composites                1,907           1,779            1,584
                                   -----------     -----------      -----------
     Total                         $    10,056     $    10,123      $    10,958
                                   ===========     ===========      ===========

     Identifiable assets by business segment (dollars in thousands):

                                         2000             2001             2002
                                   ----------      -----------       ----------
     Safety Products               $  217,072      $   201,183      $   216,262
     Safety Prescription Eyewear       13,986           15,095           14,695
     Specialty Composites              23,730           18,918           18,891
     Reconciling items                 12,078           26,106           20,321
                                   ----------      -----------      -----------
     Total                         $  266,866      $   261,302      $   270,169
                                   ==========      ===========      ===========

     Reconciling items include corporate assets such as cash, information technology and other shared systems.

     Capital expenditures by business segment (dollars in thousands):

                                         2000             2001             2002
                                   ----------      -----------      -----------
     Safety Products               $    7,628      $     5,788      $     7,921
     Safety Prescription Eyewear           37              425              499
     Specialty Composites               1,347            1,075              791
     Reconciling items                    540              511              442
                                   ----------      -----------      -----------
     Total                         $    9,552      $     7,799      $     9,653
                                   ==========      ===========      ===========

     Reconciling items include corporate expenditures such as information technology and other shared systems.

     Net sales by principal geographic areas (dollars in thousands):

                                         2000            2001              2002
                                  -----------     -----------       -----------
     United States of America     $   194,452     $   179,398       $   175,358
     Canada                            22,103          20,370            20,997
     United Kingdom                    16,635          13,501            13,115
     Germany                           11,449          11,447            10,984
     Sweden                            12,405          10,981            10,710
     France                             7,568           6,975            10,097
     Italy                              5,387           5,156             4,933
     All others                        35,476          36,034            40,673
                                  -----------     -----------      ------------
     Total                        $   305,475     $   283,862      $    286,867
                                  ===========     ===========      ============

     The sales as shown above represent the value of shipments into the customer's country of residence. For the years ended September 30, 2000, 2001 and 2002, no single customer accounted for more than 10% of sales.

     Net  identifiable   assets  by  principal   geographic  areas  (dollars  in
     thousands):

                                         2000            2001              2002
                                  -----------     -----------      ------------
     United States of America     $   176,822     $   173,076      $    173,068
     Canada                             9,333           9,584            10,252
     United Kingdom                    17,708          19,304            18,426
     Germany                            1,451           2,138               144
     Sweden                            60,834          56,673            61,860
     All others                           718             527             6,419
                                  -----------     -----------      ------------
Total                             $   266,866     $   261,302      $    270,169
                                  ===========     ===========      ============

16.  Quarterly Financial Data (Unaudited)

     The following table contains selected unaudited quarterly financial data for fiscal years 2001 and 2002.

                                                                QUARTERLY FINANCIAL DATA
                                                        (In Thousands, Except Per Share Amounts)
                                    --------------------------------------------------------------------------------
                                                 Fiscal Year                              Fiscal Year
                                                     2001                                     2002
                                    --------------------------------------- ----------------------------------------
                                     First     Second     Third    Fourth      First     Second    Third     Fourth
                                    -------  ---------  --------  --------   ---------  -------- ---------   -------
    Net Sales                       $68,365  $  74,039   $72,138  $ 69,320    $ 61,644   $70,683   $76,435   $78,105
    Cost of Sales                    37,553     39,116    39,007    39,537      32,928    37,360    40,024    40,085
                                    -------  ---------   -------  --------   ---------  --------  --------   -------

      Gross Profit                   30,812     34,923    33,131    29,783      28,716    33,323    36,411    38,020
    Unusual Charge                        -          -         -     9,077           -         -         -      (100)

    Income (Loss) before provision
    for (benefit from) income taxes  (2,320)     3,619     5,466   (10,517)       (188)    2,580     3,132     5,580

      Net Income (Loss)              (2,387)     3,035     5,012    (7,540)       (711)    2,017     2,282     5,731

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

     The restructuring charge included cash charges totaling $2.3 million consisting of $1.8 million for severance and related costs to cover the reduction of 5% of the Company's work force and $0.5 million for other costs associated with this plan. The restructuring also included non-cash charges totaling $9.1 million consisting of $3.2 million for non-cancelable long term lease obligations, asset impairment charges of $2.9 million, $2.4 million for the write-off of inventory and $0.6 million related to the sale of the Company's Ettlingen, Germany location.

     During 2002, the Company reversed $0.6 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and the closure of its Ettlingen, Germany plant. The portion related to inventory of $0.5 million was classified as reduction in cost of sales with the remaining $0.1 million classified as operating expenses.

     The following table displays the activity and balances of the restructuring reserve account as of and for the year ended September 30, 2002 (in thousands):

                              September 30,                             September 30,
                                 2001          Charges    Adjustments        2002
                             -------------   -----------  -----------   ------------
 Employee termination costs  $       1,849   $    (1,119) $        --   $        730
 Lease agreements                    3,249          (897)                      2,352
 Loss on disposal of assets            800                       (100)           700
 Other                                 445          (398)                         47
                             -------------   -----------  -----------   ------------
 Total                       $       6,343   $    (2,414) $      (100)  $      3,829
                             -------------   -----------  -----------   ------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 18, 2001, the Company filed a Current Report on Form 8-K regarding the dismissal of Arthur Anderson and the appointment of Deloitte and Touche as its independent accountants.

                                    PART III

Item 10. Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 1, 2002.

Name                                Age  Position
----------------------------------- ---- -----------------------------------------------------------------------
Michael A. McLain (1)               52   Chief  Executive  Officer,  President,  and  Chairman  of the Board of
                                         Directors

Jeffrey S. Kulka                    45   Vice President and Chief Financial Officer, Treasurer and Secretary

James H. Bernhardt                  58   Vice President and Chief Marketing Officer

James H. Floyd                      47   Senior Vice President, Logistics and Information Technology, Managing
                                         Director, International and Business Director, Consumer

Joseph C. Marlette                  59   Senior Vice President, Manufacturing and Research and Development

M. Rand Mallitz                     60   Vice President and Senior Vice President Specialty Composites

D. Garrad (Gary) Warren, III        50   Senior Vice President, North American Industrial Safety Sales and
                                         Managing Director - Europe

James M. Phillips                   50   Vice President, Human Resources

Rahul Kapur                         51   Vice President, Corporate Development and Business Director, SRx

Norman W. Alpert (1,2)              43   Director

Daniel S. O'Connell                 47   Director

Arthur J. Nagle                     66   Director

Bryan P. Marsal (2)                 51   Director

William E. Kassling (2)             57   Director

William J. Brady (1,2)              41   Director

John D. Curtin, Jr.                 68   Director

John A. Shaw                        54   Director

1.   Member of Compensation Committee

2.   Member of Audit Committee

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

James H. Bernhardt joined the Company in February 2001 as Vice President and Chief Marketing Officer. Prior to joining Aearo, he was Senior Vice President/General Manager of the Miracle-Gro Division of the Scotts Company. Altogether, he has 30 years of experience in packaged goods marketing.

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

James M. Phillips, Vice President, Human Resources joined the Company in May 1998. He worked for Dow Chemical Company for more than 20 years and has worked in recruiting, training and compensation for many diverse divisions of Dow.

Rahul Kapur joined the Company in April 1998 as Vice President of Corporate Development. He currently is Vice President of Corporate Development and Business Director, SRx. Mr. Kapur joined DowBrands in 1985 in New Product Development and held various positions in Marketing and Strategic Development, including Director of Marketing for Europe. He began his career with Richardson Vicks and Unilever.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is a director of Aearo Corporation, MCG Capital Corporation, Cluett American Group, Siegelgale Holdings, Inc. and Remington Products Company, L.L.C. all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is a director of Cluett American Corporation, Insight Communications Company, Inc., Remington Products Company L.L.C., Siegelgale Holdings Inc., Sunrise Medical, Inc., St. John Knits Co., Inc., Agrilink Foods, Inc. and Michael Foods, Inc. All are companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

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

Bryan P. Marsal, is co-founder of Alvarez & Marsal, Inc. ("A&M"), a global professional services firm specializing in providing corporate advisory and management services to distressed and underperforming companies. Previously, he has served as Chairman and CEO of Cluett American Corporation, Republic Health Corporation, Anthony

Manufacturing, and Gitano. He was also Chief Operating Officer of Alexander's Department Stores. Mr. Marsal holds both a B.B.A. and a M.B.A from the University of Michigan. He also serves on the boards of Timex Corporation, and Cluett American Corporation (Gold Toe Socks). He became a director of the Company in October 1998.

William E. Kassling was named Chairman of the Board of Wabtec Corporation in February 2001, after having served as Chairman and Chief Executive Officer since 1990. Between 1984 and 1990, Mr. Kassling served as Vice President, Group Executive for the Railway Products Group of American Standard Incorporated. Prior to 1984, he held various operating and strategic planning assignments with American Standard, Clark Equipment Company and Boston Consulting Group. Mr.
Kassling earned an MBA from the University of Chicago and a BS in industrial management from Purdue University. In addition to Aearo, Mr. Kassling is a board member of the Pittsburgh Penguins and Scientific Atlanta. He became a director of the Company in July 1998.

William J. Brady is Vice President and General Manager of Cabot's Fumed Metal Oxides business. He also oversees Cabot's Ink Jet Colorants business unit, Corporate New Business Development, and Logistics function. Bill joined Cabot in 1986 and has held various positions in the United States of America and Japan. Prior to Cabot, he was a research chemist with Sterling Drug Company.

John D.  Curtin,  Jr.  retired as Chairman  and Chief  Executive  Officer of the
Company in February 1998. Mr. Curtin was named Chief Executive Officer of the Company in April 1994 and became a director of the Company in July 1995. Mr. Curtin joined Cabot in 1989 as Chief Financial Officer and Executive Vice President. Prior to joining Cabot he was President, Chief Executive Officer and Director of Curtin & Co., Inc., a private investment-banking firm. Mr. Curtin is also a director of Harbor Global Company, LTD, Hamilton Thorne Biosciences, Inc., and Nano-C, LLC.

John A. Shaw is Executive Vice President and Chief Financial Officer of Cabot Corporation in Boston, Massachusetts. Previously, he was with Dominion Resources in Richmond, Virginia in charge of finance for their energy company. Prior to that he spent 20 years with Atlantic Richfield. Mr. Shaw has a B.Sc. with honors in Mechanical Engineering from Bristol University in the UK and is a Chartered Accountant.

The number of directors of the Company is fixed at nine. Under a stockholders' agreement among Aearo, Vestar, Cabot, and the Management Investors dated July 11, 1995 (the "Stockholders' Agreement"), Vestar has the right to designate five directors, Cabot has the right to designate two directors, and the Management Investors have the right to designate two directors. Messrs. Alpert, O'Connell, Nagle, Kassling and Marsal are the directors designated by Vestar. Mr. Brady and Mr. Shaw are the directors designated by Cabot. Mr. McLain and Mr. Curtin are currently the directors designated by the Management Investors. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement -- Election and Removal of Directors." The term of office for each director ends when his or her successor elected at the annual meeting of stockholders or upon his or her removal or resignation.

The Board of Directors has established an audit  committee  consisting of Norman
W. Alpert, William E. Kassling and Bryan P. Marsal (the "Audit Committee"). The Audit Committee recommends the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants' independence and establishes policies for business values, ethics and employee relations.

Officers and directors of Aearo and the Subsidiary are not subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11. Executive Compensation

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company serving at the end of fiscal 2002 (the "Named Executive Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 2002.

                           Summary Compensation Table
                               Annual Compensation

                                                                 Fiscal                                   All Other Annual
                                                                 Year          Salary         Bonus         Compensation


Michael A. McLain                                               2002       $  500,004    $  225,069      $   86,797(1)
Chief Executive Officer, President, and Chairman of the Board   2001       $  496,667    $   56,250      $   84,977
of Directors                                                    2000       $  473,784    $  286,738      $   64,989


D. Garrad Warren, III                                           2002       $  243,000    $   87,507      $   64,250(2)
Senior Vice President, North American Industrial Safety Sales   2001       $  240,833    $   21,870      $   43,316
and Managing Director, Europe                                   2000       $  192,500    $  106,764      $  195,386


James H. Floyd                                                  2002       $  207,934    $   75,623      $   52,721(3)
Senior Vice President, Logistics and Information Technology,    2001       $  195,066    $   17,784      $   42,122
Managing Director, International and Business Director,         2000       $  187,624    $   77,976      $   26,791
Consumer


M. Rand Mallitz                                                 2002       $  206,604    $   74,399      $   22,907(4)
Vice President and Senior Vice President, Specialty Composites  2001       $  205,267    $   18,594      $   25,180
                                                                2000       $  197,000    $   99,975      $   24,906

Rahul Kapur                                                     2002       $  192,108    $   69,177      $   40,495(5)
Vice President, Corporate Development and Business Director,    2001       $  190,873    $   17,289      $   34,336
SRx                                                             2000       $  183,204    $   92,978      $   25,215



1. Includes contributions made on behalf of Mr. McLain to the Company's 401(k) Savings Plan ($5,250) and to the Company's Cash Balance Plan ($12,049). Also includes expenses recognized by the Company for unfunded accruals made on Mr. McLain's behalf to the Company's Supplemental Executive Retirement Plan ($32,168) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($37,330).

2. Includes contributions made on behalf of Mr. Warren to the Company's 401(k) Savings Plan ($5,250) and to the Company's Cash Balance Plan ($12,049). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Warren's behalf to the Company's Supplemental Executive Retirement Plan ($7,280) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($39,671).

3. Includes contributions made on behalf of Mr. Floyd to the Company's 401(k) Savings Plan ($5,200); to the Company's Cash Balance Plan ($12,049). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Floyd's behalf to the Company's Supplemental Executive Retirement Plan ($3,418) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($32,054).

4. Includes contributions made on behalf of Mr. Mallitz to the Company's 401(k) Savings Plan ($5,767) and to the Company's Cash Balance Plan ($12,049). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Mallitz's behalf to the Company's Supplemental Executive Retirement Plan ($3,883) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($1,208).

5. Includes contributions made on behalf of Mr. Kapur to the Company's 401(k) Savings Plan ($4,835) and to the Company's Cash Balance Plan ($11,575). Also includes expenses recognized by the Company for unfunded accruals made of Mr. Kapur's behalf to the Company's Supplemental Executive Retirement Plan ($3,004) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($21,081).

The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive Officers at the end of fiscal 2002. None of the Named Executive Officers exercised any stock options during fiscal 2002.

                                                                                      Value of Outstanding
                                                    Number of Beneficial              In-the-money Options
                             Shares               Options at Fiscal Year-end         At Fiscal Year-end (1)
                            Acquired    Value
Name                       On Exercise Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------- ------------- ----------- -------------- ---------------- -------------- -----------------
Michael A. McLain             --           --            --              1,100      $        --    $         --
D. Garrad Warren, III         --           --            --              1,750               --              --
M. Rand Mallitz               --           --            --                356               --
Rahul Kapur                   --           --            --                275               --              --
James H. Floyd                --           --            --                400               --              --

1. There was no public market for the Aearo Common Stock as of September 30, 2002. Accordingly, these values have been calculated on the basis of an assumed fair market value of $600 per share as established by the Company's Board of Directors.

Director Compensation

Directors (other than two Directors unaffiliated with Cabot or Vestar (the "Outside Directors")) serve without compensation (other than reimbursement of expenses) in connection with rendering services as such. The Outside Directors receive $10,000 annually for their service as Directors and an additional $2,500 per meeting, plus reimbursement of expenses. In connection with their appointment, Outside Directors appointed in prior fiscal years have been given the opportunity to purchase a limited number of shares of Aearo Common Stock. No Outside Directors were appointed to the Board during fiscal 2002. Outside Directors may also elect to participate in the Deferred Compensation Plan.

Employee Stock and Other Benefit Plans

Stock Purchase Plan. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. Under the Stock Purchase Plan, 15,000 shares of Aearo Common Stock have been reserved for purchase by the Company's executive officers and other senior members of management as determined by the Board of Directors. As of December 1, 2002, 13,200 of such shares were issued and outstanding.

Aearo Common Stock acquired under the Stock Purchase Plan is subject to forfeiture through various puts and calls. In the event of death, permanent disability or retirement, which retirement occurs at age 65 or older with at least 3 years of service, such stock may be put to the Company by the holder at fair market value and the Company has a call on such stock at the same price. In the event of termination for cause, the Company has a call at the lesser of initial cost and fair market value. In the event of termination by the Company other than for cause and in the case of voluntary resignation, the Company has a call (i) with respect to a percentage of such stock equal to the number of years elapsed since the Formation Acquisition multiplied by 20% at fair market value, and (ii) with respect to the remainder of such stock at the lesser of initial cost and fair market value. Shares repurchased by the Company are held in reserve, and may be issued to existing and future employees or non-employee directors. These puts and calls expire (i) on the date on which certain financial performance benchmarks (which, following an initial public offering of the Aearo Common Stock, depend in part on the future market value of the Aearo Common Stock) are achieved by the Company or (ii) on various dates, none exceeding five years from the date of purchase. Each Management Investor is also required to be a party to the Stockholders' Agreement. See Item 13, "Certain Relationships and Related Transactions -- Stockholders' Agreement."

Stock Option Plans. In June 1996, the Company's Board of Directors adopted and the stockholders subsequently approved the Executive Stock Option Plan (the "Executive Plan") under which 5,000 shares of Aearo Common

Stock have been reserved for issuance. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 11,800 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan non-qualified and qualified options may be granted to employees of the Company.

Each of the Executive Plan and the 1997 Option Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of September 30, 2002, non-qualified options to acquire 12,017 shares at a price of $600 per share, and 3,903 shares at a price of $800 per share have been granted to officers and key employees of the Company under the Company's stock option plans and 880 options remain available for issuance.. Of outstanding options, 3,881.25 in the aggregate have been granted to Named Executive Officers, including Mr. McLain (1,100 options), Mr. Warren (1,750 options), Mr. Floyd (400 options), Mr. Kapur (275 options) and Mr. Mallitz (356.25 options). The options will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and
(ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan or 1997 Option Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

The following table sets forth certain information relating to option grants for Named Executive Officers pursuant to the Executive Plan and the 1997 Option Plan during the year ended September 30, 2002.


                                                                                Potential Realizable Value at
                                            % of Total                          Assumed Annual Rates of Stock
                                             Options                            Price Appreciation for Option
                              Number of     Granted in   Exercise                          Term (1)
                              Underlying   the Fiscal      Price   Expiration
   Name                        Options         Year       ($/Shr)     Date        5% ($)    10% ($)
   ----                        -------         ----       -------     ----        ------    -------
   D. Garrad Warren, III          500          11.6         600     05/30/12     188,668    478,123
   J. Floyd                       100           2.3         600     05/30/12      37,734     95,625
   R. Mallitz                     100           2.3         600     05/30/12      37,734     95,625
   R. Kapur                        75           1.7         600     05/30/12      28,300     71,718


     (1) Potential Realizable Value is based on assumed growth rates for the 10-year option term (5% annual growth results in a stock price of $930.80 and 10% annual growth rate results in a stock price of $1,414.77).

Management Incentive Plan. The Company provides performance-based compensation awards to executive officers and key employees for achievement during each year as part of a management incentive plan. Such compensation awards are a function of individual performance and consolidated corporate results. Business unit performance also is a factor in determining compensation awards with respect to key employees who are not executive officers. The specified qualitative and quantitative criteria employed by the Board of Directors of the Company in determining bonus awards varies for each individual and from year to year.

Supplemental Severance Pay Policy. The Company has adopted a severance pay policy providing executive officers and key employees with salary continuation in the event of a termination. Termination resulting from cause, retirement, death and disability are not eligible. Subject to the Company's discretion, the policy generally provides for one month's base pay for each full year of service with a minimum amount payable of three month and a maximum amount payable of twelve months.

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

401(k) Plan. The Company has adopted a savings plan (the "Savings Plan"), which is qualified under Section 401(a) and 401(k) of the Code. All regular employees of the Company in the United States of America normally scheduled to work a minimum of 1,000 hours per year are eligible to participate in the Savings Plan immediately. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company will make a matching contribution. The Company matches 50.0% of the first 6.0% of compensation contributed. The maximum contribution for any participant for any year is 60.0% of such participant's eligible compensation, not to exceed the 401(k) plan elective deferral limit set forth by the IRS. Contributions to the Savings Plan will be invested, as the employee directs, in any combination of investment options.

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

The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, from both the qualified and non-qualified pension plans assuming in each case that such officer elects payment over time rather that in a lump sum:

   Name and Principal Position                                                            Annual Benefits
                                                                                              Payable
   ----------------------------------------------------------------------------------     ---------------

   Michael A. McLain                                                                      $        97,558
     Chief Executive Officer, President, and Chairman of the Board of Directors

   D. Garrad Warren, III                                                                  $        40,963
     Senior Vice  President,  North  American  Industrial  Safety Sales and Managing
     Director, Europe

   M. Rand Mallitz                                                                        $        28,067
     Vice President Aearo and Senior Vice President Specialty Composites

   Rahul Kapur                                                                            $        33,785
     Senior Vice President, Corporate Development and Business Director, SRx

   James H. Floyd                                                                         $        51,658
     Senior Vice President, Logistics and Information Technology, Managing
     Director, International and Business Director, Consumer

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee of the Board of Directors. As of December 1, 2002, the committee consists of Messrs. Alpert, McLain and Brady, three directors of the Company. Mr. McLain is also the Chief

Executive Officer and President of the Company as well as Chairman of the Board of Directors. This committee makes all executive officer compensation decisions, with Mr. McLain abstaining with respect to decisions affecting his own compensation, and reviews them with the full Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, by the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 1, 2002. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.

                                                           Number of Shares of          Percentage of
Name and Address of Beneficial Owner                       Aearo Common Stock         Outstanding Shares
Vestar Equity Partners, L.P. (1)
     245 Park Avenue                                             42,500                        41.7%
     New York, New York 10167

Cabot CSC Corporation (2)                                        42,500                        41.7%
     Two Seaport Lane, Suite 1300
     Boston, Massachusetts 02210

Norman W. Alpert (3)                                             42,500                        41.7%

Daniel S. O'Connell (3)                                          42,500                        41.7%

Arthur J. Nagle (3)                                              42,500                        41.7%

William J. Brady (4)                                             42,500                        41.7%

John A. Shaw (4)                                                 42,500                        41.7%

Michael A. McLain                                                4,050                         3.97%

John D. Curtin, Jr.                                              3,713                         3.64%

Rahul Kapur                                                      1,000                         *

James H. Floyd                                                   1,000                         *

M. Rand Mallitz                                                    950                         *

D. Garrad Warren, III                                              600                         *

Bryan P. Marsal                                                    250                         *

William E. Kassling                                                250                         *

Directors and executive officers as a group (17 persons)(5)      98,363                        96.5%
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

3. Messrs. Alpert, O'Connell and Nagle are affiliated with Vestar in the capacities described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Vestar, although such persons believe that they do not have such beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P. at the address set forth above.

4. Messrs. Brady and Shaw are affiliated with Cabot, the parent of Cabot CSC Corporation, in the capacity described under "Directors and Executive Officers." Ownership of Aearo Common Stock for these individuals includes 42,500 shares of Aearo Common Stock included in the above table beneficially owned by Cabot CSC Corporation, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Cabot CSC Corporation Two Seaport Lane, Suite 1300, Boston, MA 02210.

5. Cabot, Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under
     Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement." Does not include 3,550 shares of Aearo Common Stock held by Management Investors who are not executive officers.

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

The Company has the right to pay an annual fee of $400,000 to Old Cabot Safety Corporation, and has elected to make this payment, with the result that Old
Cabot Safety Corporation will retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators sold prior to June 1995. See Item 3, Legal Proceedings, for a more detailed discussion of the respective rights and obligations of the parties under this arrangement.

Stock Ownership and Stockholders' Agreement

As of September 30, 2002, Cabot owns 41.7% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares), Vestar owns 41.7% of common stock (42,500 shares) and 50% of redeemable preferred stock (22,500 shares) and the Management Investors and certain other employees of the Company own 16.6% of common stock (16,912.5 shares). Vestar, Cabot and the Management Investors are parties to a stockholders' agreement (the Stockholders' Agreement). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

The preferred stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded quarterly. To date, no dividends have been declared. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($45 million) plus a redemption payment based on the dividend rate. As of September 30, 2002, the redemption value of the preferred stock is $109.5 million.

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

Election and Removal of Directors. The Stockholders' Agreement provides that the Board of Directors of the Company shall consist of nine members. Currently there are nine directors serving. The parties agreed to vote all shares of Aearo Common Stock owned or controlled by them so as to elect as members of the Board of Directors persons designated as follows: (i) Vestar designates three directors so long as the Vestar Relative Percentage (as defined below) is at least 75% or Vestar and its affiliates beneficially own on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (ii) Cabot may designate two directors so long as the Cabot Relative Percentage (as defined below) is at least 75% or Cabot and its affiliates own beneficially on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (iii) Vestar may designate two additional directors who are not partners, officers or employees of any of Vestar or its affiliates so long as the Vestar Relative Percentage is as least 75% or Vestar and its affiliates beneficially own at least 31,875 shares of Aearo Common Stock (75% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), provided that Vestar must notify Cabot in writing in advance of the identities of these director nominees and obtain Cabot's approval thereof, which may not be unreasonably withheld, and (iv) the Management Investors may designate two directors so long as the Management Investors together own beneficially on a fully diluted basis at least 3,750 shares of Aearo Common Stock (25% of the shares of Aearo Common Stock acquired by all Management Investors in the Formation Acquisition), provided that the two designees of the Management Investors must be initial designees as of the closing date, and in the case of subsequent designees other than the initial designees, shall be officers serving in similar capacities. The foregoing provisions relating to the election of directors terminate in the event that both Cabot and its affiliates, on the one hand, and Vestar and its affiliates, on the other hand, own on a fully diluted basis fewer than 4,250 shares of Aearo Common Stock (10% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition). The term "Vestar Relative Percentage" means a percentage reflecting (a)(i) $31 million plus (ii) the amount paid for capital stock of Aearo by Vestar and its Affiliates after the Formation Acquisition less (iii) the value (based on price per share) of all shares of Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates in the Formation Acquisition and no longer held by them, less
(iv) the value of all shares of the Aearo Common Stock and Aearo Preferred Stock acquired by Vestar and its affiliates after the Formation Acquisition and no longer held by them, as a percentage of (b) the amount calculated pursuant to clause (a) for Cabot and its affiliates for such date. The term "Cabot Relative Percentage" has a correlative meaning focused on Cabot's remaining investment in Aearo capital stock relative to Vestar's. Messrs. Alpert, O'Connell and Nagle were designated by Vestar as described in clause (i) above, Mr. Brady and Mr. Shaw were designated by Cabot as described in clause (ii) above, Messrs. Kassling and Marsal were designated by Vestar as described in clause (iii) above and Mr. McLain and Mr. Curtin were designated by the Management Investors as described in clause (iv) above. All directors can be removed, with or without cause, and replaced by the stockholders who have the right to designate them.

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

Management Advisory Agreement. In connection with the Formation Acquisition, the Company became a party to a management advisory agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year to be shared by Cabot and Vestar based on their relative equity ownership of the Company. These payments totaled approximately $686,000, $728,000 and $519,000 during the years ended September 30, 2000, 2001 and 2002, respectively. Messrs. Alpert, O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 10, "Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar. Mr. Brady and Mr. Shaw, two of the directors for the Company, are affiliated with Cabot in the capacities described under Item 10, "Directors and Executive Officers" and, accordingly, benefit indirectly from any payments received by Cabot.

Management and Director Loans. The Company has made available to certain Management Investors loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans
(i) are secured by the Aearo Common Stock  purchased with the proceeds  thereof,
(ii) bear interest at an annual rate determined pursuant to Section 7872(f)(2) of the Internal Revenue Code, and (iii) are subject to mandatory prepayment in the event the employment of such Management Investor terminates or event of maturity. At December 1, 2002, amounts outstanding in thousands of dollars were:


                                         Amount Outstanding        Aggregate Amount Outstanding at
 Management Investors                     December 1, 2002               September 30, 2002           Interest Rate
------------------------------------ --------------------------- ------------------------------------ ------------------
  Michael A. McLain                  $          647              $               644                       2.73 %
  D. Garrad (Gary) Warren, III                  240                              239                       2.73 %
  Rahul Kapur                                    70                               70                        2.73%
  Joseph C. Marlette                             70                               70                        2.73%
  James H. Floyd                                 70                               70                        2.73%
  M. Rand Mallitz                                79                               79                        2.73%


Item 14. Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K405 and have determined that such disclosure controls and procedures are effective.

Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Annual Report on Form 10-K405:

a)   1. Financial Statements:
     See Index to financial statements under Item 8 on page 29 of this report.

     2. Financial Statement Schedules:
     See Schedule II on page 72 of this report.

      3.  Exhibits:
      See Index of Exhibits on pages 76 to 80 hereof.

b)    Current Reports on Form 8-K
      On October 1, 2001, the Company filed a Current Report on Form 8-K regarding the announcement of its restructuring.

      On October 19, 2001, the Company filed a Current Report on Form 8-K regarding a slowdown in the market for its products and other matters.

c)    Exhibits
      See Index of Exhibits on pages 76 to 80 hereof.

d)    Financial Statement Schedule See Schedule II on page 72 of this report.

                                   SCHEDULE II
                                AEARO CORPORATION


                        VALUATION AND QUALIFYING ACCOUNTS
                     For the years ended September 30, 2000,
                                 2001, and 2002
                             (Dollars in thousands)

                                                                         Additions
                                                Balance at       Provisions       Charged to
                                               beginning of      Charged to          Other       Net Deductions     Balance at
                                                  Period         Operations        Accounts      From Allowances   end of Period
                                              --------------- ------------------ -------------- ------------------ --------------
Year ended September 30, 2000
      Bad Debt Reserve                             1,296               366              -            (308)              1,354

Year ended September 30, 2001
      Bad Debt Reserve                             1,354               450              -            (973)                831

Year ended September 30, 2002
      Bad Debt Reserve                               831               999              -            (306)              1,524


                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Aearo Corporation
Date:  December 15, 2002     By: /s/ Michael A. McLain
                                 ---------------------
                             Michael A. McLain
                             Chief Executive Officer, President, and Chairman
                             of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 15, 2002      /s/ Michael A. McLain
                             ---------------------
                             Michael A. McLain
                             President, Chief Executive Officer and Chairman
                             (Principal Executive Officer)
Date: December 15, 2002      /s/ Jeffrey S. Kulka
                             --------------------
                             Jeffrey S. Kulka
                             Vice President, Chief Financial Officer, Treasurer
                             and Secretary
                             /s/ John D. Curtin, Jr.*
                             ------------------------
                             John D. Curtin, Jr., Director
                             /s/ Norman W. Alpert*
                             ---------------------
                             Norman W. Alpert, Director
                             /s/ William J. Brady*
                             ---------------------
                             William J. Brady, Director
                             /s/ John Shaw*
                             --------------
                             John Shaw, Director
                             /s/ Arthur J. Nagle*
                             --------------------
                             Arthur J. Nagle, Director
                             /s/ Daniel S. O'Connell*
                             ------------------------
                             Daniel S. O'Connell, Director
                             /s/ William Kassling*
                             ---------------------
                             William Kassling, Director
                             /s/ Bryan Marsal*
                             -----------------
                             Bryan Marsal, Director

*By Michael A. McLain, as attorney-in-fact under a Power of Attorney executed by the Directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.


Date: December 15, 2002      /s/ Michael A. McLain
                             ---------------------------------------------------
                             Michael A. McLain
                             Attorney-In-Fact

                                  CERTIFICATION

I, Michael A. McLain, Principal Executive Officer of Aearo Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K405 of Aearo Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 15, 2002

                        Michael A. McLain
                        Chief Executive Officer,
                        President and Chairman of the Board
                        (Principal Executive Officer)

                                 CERTIFICATION

I, Jeffrey S. Kulka, Principal Financial Officer of Aearo Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K405 of Aearo Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 15, 2002
                         Jeffrey S. Kulka
                         Vice President, Chief Financial Officer,
                         Treasurer and Secretary
                         (Principal Financial Officer)

                                INDEX OF EXHIBITS
Exhibit
Number    Description

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

2.11 Assumption Agreement dated as of July 11, 1995, by Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Cabot Safety Acquisition Corporation, Cabot Intermediate Corporation, Cabot Safety Acquisition Limited and Cabot Safety Canada Acquisition Ltd. in favor of Cabot Corporation, Aearo Company (formerly, Cabot Safety Corporation), Cabot Canada Ltd. and Cabot Safety Limited. (Incorporated by reference to Exhibit No. 2.11 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company and Aearo Corporation.)

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

3.3** Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cabot Safety Holdings Corporation dated May 29, 1996

3.4** Certificate of Incorporation of Aearo Corporation as Amended through May 29, 1996

3.5**     Aearo Corporation By-Laws as Amended through May 29, 1996

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

4.5 First Supplemental Indenture dated December 6, 1995. (Incorporated by reference to Exhibit No. 4.5 to the Annual Report on Form 10-K of Aearo Corporation (formerly, Cabot Safety Holdings Corporation) for the fiscal year ended September 30, 1995.)

10.1* Credit Agreement dated as of July 11, 1995, and amended and restated as of May 30, 1996, among Aearo Corporation (formerly, Cabot Safety Holdings Corporation), Aearo Company (formerly, Cabot Safety Corporation), Certain of its Subsidiaries, Various Banks, and Bankers Trust Company as Co- Arranger and Administrative Agent.

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

10.4 Charge Over United Kingdom Patents and Trademarks made the 11th Day of July 1995, by Cabot Safety Intermediate Corporation and the Bankers Trust Company as Collateral Agent for Itself and for the Secured
          Creditors. (Incorporated by reference to Exhibit No. 10.4 to the Registration Statement on Form S-4, No. 33-96190, of Aearo Company (formerly, Cabot Safety Corporation) and Aearo Corporation (formerly, Cabot Safety Holdings Corporation).)

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

10.16*    Aearo  Corporation  (formerly,   Cabot  Safety  Holdings  Corporation)
          Amended and Restated 1995 Employee and Non-Employee Director Stock Purchase Plan. (M)

10.17*    Form of Executive Security Purchase Agreement. (M)

10.18*    Aearo  Corporation  (formerly,   Cabot  Safety  Holdings  Corporation)
          Executive Stock Option Plan, adopted June 26, 1996. (M)

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

10.27 Aearo Corporation 1997 Stock Option Plan (incorporated by reference to the same numbered exhibit of the Company's Annual Report on 1998 10-K for the year ended September 30, 1998), adopted June 3, 1997. (M)

10.29 Credit Agreement dated July 11, 1995, and Amended and Restated as of July 13, 2001 (incorporated by reference to the same numbered exhibit of the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001).

10.30 First Amendment to the Amended and Restated Credit Agreement as of July 13, 2001, dated October 17, 2001 (incorporated by reference to the same numbered exhibit of the Company's Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2001).

10.31 Employment Agreement between the Company and Michael A. McLain (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarterly period ending March 31, 1998).
          (M)

10.32**   Form of Executive Security Purchase Agreement Investor Note. (M)

10.33** Form of Pledge and Security Agreement related to Executive Security Purchase Agreement Investor Note. (M)

10.34** Form of Amendment No. 1 to Executive Security Purchase Agreement Investor Note, effective 2002. (M)

10.35** Summary of Management Incentive Plan for Executives other than the CEO. (M)

10.36**   Summary of Management Incentive Plan for the CEO. (M)

10.37**   Nonqualified Deferred Compensation Plan, effective August 5, 1999. (M)

10.38** Summary of Executive Supplemental Severance Pay Policy, as in effect December 1, 2002. (M)

10.39**   Supplemental Executive Retirement Plan, revised January 1, 1999. (M)

12.1**    Statements re: Computation of Ratios.

21.1**    List of Subsidiaries.

24.1**    Powers of Attorney (see page 73 of this report).

* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

** Filed herewith.

(M) Identifies management contract or compensatory plan.