Form 10-Q
period 2002-12-31
AEARO CORP
filed 2003-02-14
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2002


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

                             -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 13, 2003 was 101,912.5.

                                Aearo Corporation
                                TABLE OF CONTENTS
           Form 10-Q for the Quarterly Period Ended December 31, 2002

PART I-FINANCIAL INFORMATION...................................................3

Item 1. Financial Statements...................................................3
        Condensed Consolidated Balance Sheets - Assets.........................3
        Condensed Consolidated Balance Sheets - Liabilities and
        Stockholders' Equity...................................................4
        Condensed Consolidated Statements of Operations........................5
        Condensed Consolidated Statements of Cash Flows........................6
        Notes To Condensed Consolidated Financial Statements...................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................16

Item 3. Quantitative and Qualitative Disclosures About Market Risk............23

Item 4. Controls and Procedures...............................................25

PART II - OTHER INFORMATION...................................................26

Item 1.    Legal Proceedings..................................................26

Item 2.    Changes in Securities and Use of Proceeds..........................27

Item 3.    Defaults Upon Senior Securities....................................27

Item 4.    Submission of Matters to a Vote of Security Holders................27

Item 5.    Other Information..................................................27

Item 6.    Exhibits and Reports on Form 8-K...................................27

SIGNATURES....................................................................28

                          PART I-FINANCIAL INFORMATION

Item 1   Financial Statements



                                AEARO CORPORATION
                 Condensed Consolidated Balance Sheets - Assets
                             (Dollars in Thousands)

                                                           December 31,      September 30,
                                                               2002              2002
                                                              ------           -------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .............................   $ 16,099          $ 14,480
  Accounts receivable (net of allowance for doubtful
    accounts of $1,608 and $1,524, respectively).........     39,014            46,478
  Inventories ...........................................     37,521            33,161
  Deferred and prepaid expenses .........................      3,688             3,449
                                                              ------            ------
    Total current assets ................................     96,322            97,568
                                                              ------            ------

LONG TERM ASSETS:
  Property, plant and equipment, net ....................     48,454            48,096
  Intangible assets, net ................................    125,592           121,979
  Other assets ..........................................      2,704             2,526
                                                             -------           -------

      Total assets ......................................   $273,072          $270,169
                                                            ========          ========

  The accompanying notes are an integral part of these condensed consolidates finanical statements.

                                AEARO CORPORATION
  Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity
                             (Dollars in Thousands)


                                                          December 31,    September 30,
                                                             2002             2002
                                                          ----------       ----------
                                                          (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt ....................   $  14,481        $  12,847
  Accounts payable and accrued liabilities .............      33,269           36,410
  Accrued interest .....................................       5,628            2,568
  U.S. and foreign income taxes ........................       1,741            1,156
                                                           ---------        ---------
        Total current liabilities ......................      55,119           52,981
                                                           ---------        ---------

  Long-term debt .......................................     179,644          182,715
  Deferred income taxes ................................         843              800
  Other liabilities ....................................      12,621           12,129
                                                           ---------        ---------
        Total liabilities ..............................   $ 248,227        $ 248,625
                                                           ---------        ---------

COMMITMENTS AND CONTINGENCIES:
Preferred stock, $.01 par value-
(Redemption value of $112,901 and $109,480, respectively)
   Authorized--200,000 shares
   Issued and outstanding--45,000 shares ...............        --               --

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
    Authorized--200,000 shares
    Issued and outstanding--101,913 shares ..............           1                1
   Additional paid-in capital ...........................      32,242           32,254
   Retained earnings ....................................       7,867            6,825
   Accumulated other comprehensive loss .................     (15,265)         (17,536)
                                                            ---------        ---------
         Total stockholders' equity .....................      24,845           21,544
                                                            ---------        ---------
         Total liabilities and stockholders' equity .....   $ 273,072        $ 270,169
                                                            =========        =========


  The accompanying notes are an integral part of these condensed consolidates finanical statements.

                 Condensed Consolidated Statements of Operations
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               December 31,
                                                        ------------------------
                                                             2002        2001
                                                           --------   ----------

NET SALES ..............................................   $ 68,717   $ 61,643

COST OF SALES ..........................................     35,645     32,928
                                                           --------   --------

         Gross profit ..................................     33,072     28,715

SELLING AND ADMINISTRATIVE .............................     24,321     20,856

RESEARCH AND TECHNICAL SERVICES ........................      1,583      1,369

AMORTIZATION OF INTANGIBLES ............................        116      1,559

OTHER CHARGES, NET .....................................        458          9
                                                           --------   --------

         Operating income ..............................      6,594      4,922

INTEREST EXPENSE, NET ..................................      4,942      5,110
                                                           --------   --------

         Income (loss) before provision for income taxes      1,652       (188)

PROVISION FOR INCOME TAXES .............................        610        523
                                                           --------   --------

         Net income (loss) .............................   $  1,042   $   (711)
                                                           ========   ========

  The accompanying notes are an integral part of these condensed consolidates finanical statements.

                 Condensed Consolidated Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                               December 31,
                                                                                         ---------------------
                                                                                            2002         2001
                                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................................................   $  1,042    $   (711)
   Adjustments to reconcile net income (loss) to cash provided by operating activities-
      Depreciation ....................................................................      2,659       2,375
      Amortization of intangible assets and deferred financing costs ..................        516       1,866
      Deferred income taxes ...........................................................       --            96
      Other, net ......................................................................        217          15
      Changes in assets and liabilities-(net of effects of acquisitions)
         Accounts receivable ..........................................................      8,145       7,443
         Inventories ..................................................................     (3,793)     (1,073)
         Accounts payable and accrued liabilities .....................................       (867)     (1,017)
         Other, net ...................................................................        265        (890)
                                                                                          --------    --------
              Net cash provided by operating activities ...............................      8,184       8,104
                                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment .........................................     (2,187)     (1,811)
   Cash paid for acquisitions .........................................................     (1,250)       (730)
   Proceeds provided by disposals of property, plant and equipment ....................          5        --
                                                                                          --------    --------
Net cash used by investing activities..................................................     (3,432)     (2,541)
                                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of senior subordinated debt ..............................................         --      (2,000)
   Repayment of term loans ............................................................     (3,164)     (2,017)
   Repayment of capital lease obligations .............................................        (49)        (13)
   Repayment of long-term debt ........................................................        (23)        (35)
   Other                                                                                       (12)        (16)
                                                                                          --------    --------
              Net cash used by financing activities ...................................     (3,248)     (4,081)
                                                                                          --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................................        115         301
                                                                                          --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS .................................................      1,619       1,783

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................................     14,480      18,233
                                                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................................   $ 16,099    $ 20,016
                                                                                          ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations ..........................................................   $    430    $  1,285
                                                                                          ========    ========

CASH PAID FOR:
   Interest ...........................................................................   $  1,541    $  1,698
                                                                                          ========    ========
   Income taxes .......................................................................   $      5    $    433
                                                                                          ========    ========

  The accompanying notes are an integral part of these condensed consolidates finanical statements.

                                AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                DECEMBER 31, 2002

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

2)   COMPANY BACKGROUND

     Aearo Corporation, a Delaware corporation, and its direct wholly owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as the "Company") manufactures and sells products under the brand names: AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites.

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

     Revenue Recognition. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including an allowance for doubtful accounts. Allowance for doubtful accounts is generally based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, historical experience, changes in payment history and general economic and market trends.

     Foreign Currency Translation. Assets and liabilities of the Company's foreign operations are translated at period-end exchange rates. Income and expenses are translated at the approximate average rate during the period. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity.

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)


     Foreign Currency Transactions. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income (loss).


     Shipping and Handling Fees and Costs. Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying condensed consolidated statement of operations and totaled $4.5 million and $4.0 million in the periods ended December 31, 2002 and 2001, respectively. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

     Goodwill and Other Intangibles. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. The Company expects to complete the transitional impairment test for goodwill by the end of the second quarter of fiscal 2003. Accordingly, the Company has not yet determined what effect, if any, this impairment test will have on the Company's earnings and financial position. Any impairment charge resulting from the impairment test for goodwill will be recognized effective October 1, 2002. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $5.8 million of annual amortization relating to goodwill and indefinite lived intangibles. The following presents amortization expense and proforma net income for the three months ended December 31, 2002 and 2001 as if SFAS No. 142 had been adopted (Dollars in thousands):

                                                      2002        2001
                                                    --------    --------
     Goodwill amortization                          $     --    $    780

     Trademark amortization                         $     --    $    741

     Other amortization                             $    116    $     38

     Net income                                     $  1,042    $    810


     Other amortization relates to patents and non-compete agreements. The Company amortizes these intangibles over their legal lives. The trademark is deemed to have an indefinite useful life because it is expected to generate cash flow indefinitely.

     Asset Retirement Obligations. Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The adoption of SFAS No. 143 had no material impact on the Company's results of operations or financial position.

     Impairment or Disposal of Long-Lived Assets. Effective October 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangibles assets. The adoption of SFAS No. 144 had no material effect on the Company's results of operations or financial position.

     Extinguishment of Debt. Effective October 1, 2002, the Company adopted SFAS No. 145 "Rescission of Financial Accounting Standards Board ("FASB")

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)


     Statement  No. 4, 44,  and 62,  Amendment  of FASB  Statement  No.  13, and
     Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate the inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 had no effect on the Company's results of operations or financial position.

     Exit or Disposal Activities. Effective October 1, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's results of operations or financial position.

     Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25. The additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.

     Disclosure Requirements for Guarantees. In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, FIN No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The Company does not expect the adoption of FIN No. 45 to have a material impact on it financial position or results of operations.

     Consolidation of Variable Interest Entities. In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Amendment of ARB No. 51". FIN No. 46 addresses consolidation of business enterprises of certain variable interest entities, and is effective for variable interest entities created after January 1, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect the adoption of FIN No. 46 to have an impact on its financial position or results of operations.

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)

     Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into forward foreign currency contracts and interest rate swap and collar agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap and collar agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Amounts accumulated in other comprehensive income (loss) will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts. As a result of the forward foreign currency contracts, the Company has recorded a derivative payable of $0.6 million at December 31, 2002. All forward foreign currency contracts will expire over the next six months.

     During the period ending December 31, 2002 the Company reclassified into earnings a net loss of approximately $0.1 million resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective; therefore no ineffectiveness was recorded in earnings.

     The Company also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $ 0.1 million for the period ended December 31, 2002.

     The Company also entered into an interest rate collar arrangement during October 2001 to protect $25.0 million of adjustable Term Loan debt (as defined below in Note 6). The fair value of the collar at December 31, 2002 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charged directly to other income (expense). Approximately $0.1 million was expensed during the quarter ended December 31, 2002.

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)




4)   COMPREHENSIVE INCOME

     Comprehensive   income  (loss)  consisted  of  the  following  (Dollars  in thousands):

                                                     Three months ended
                                                         December 31,
                                                  ------------------------
                                                     2002           2001
                                                  (Unaudited)    (Unaudited)
                                                  ---------        -------

     Net income (loss)                            $   1,042       $ (711)

        Foreign currency translation adjustment       2,868           560
        Unrealized gain (loss) on derivative
           instruments                                (597)           209
                                                  ---------       -------
        Comprehensive income                      $   3,313       $    58
                                                  =========       =======

5)   INVENTORIES

     Inventories consisted of the following (Dollars in thousands):

                                        December 31,   September 30,
                                           2002            2002
                                         --------        --------
                                         (Unaudited)
          Raw materials                  $  8,630        $  7,514
          Work in process                  10,131          10,196
          Finished goods                   18,760          15,451
                                         --------        --------
                                         $ 37,521        $ 33,161
                                         ========        ========

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)   DEBT

     The Company's debt structure includes: (a) $98.0 million of senior subordinated notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the Senior Bank Facilities). The amount outstanding on the Term Loans at December 31, 2002, was approximately $92.1 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)


     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2002.

     During the first quarter of fiscal 2002, the Company's Board of Directors authorized management to repurchase, from time to time, a portion of the Company's 12.5% Notes, subject to market conditions and other factors. No assurances can be given as to whether or when or at what price such repurchases will occur. Subsequently, pursuant to a first amendment to the Senior Bank Facilities, the Company purchased and retired $2.0 million of the Notes during the first quarter of fiscal 2002.

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


     At December 31, 2002, the Company has recorded liabilities of approximately $4.6 million, which represents reasonable estimates of its probable

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)

     liabilities, for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.



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

     Net Sales by Business Segment (Dollars in thousands):

                                         Three Months Ended
                                            December 31,
                                   --------------------------------
                                          2002             2001
                                   ----------------   -------------
                                     (Unaudited)         (Unaudited)

    Safety Products                $    50,486         $     45,006
    Safety Prescription Eyewear          9,804                8,994
    Specialty Composites                 8,427                7,643
                                   -----------         ------------
    Total                          $    68,717         $     61,643
                                   ===========         ============

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)


     Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $0.8 million and $0.7 million for the three months ended December 31, 2002 and 2001, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

     EBITDA by Business Segment and reconciliation to income (loss) before provision for income taxes (Dollars in thousands):

                                                  Three Months Ended
                                                    December 31,
                                             ------------------------------
                                                 2002              2001
                                             ----------          ----------
                                             (Unaudited)         (Unaudited)

     Safety Products                          $    8,984          $    7,982
     Safety Prescription Eyewear                     (81)                254
     Specialty Composites                            713                  31
     Reconciling Items                                13                 597
                                              ----------          ----------
     Total EBITDA                                  9,629               8,864

     Depreciation                                  2,659               2,375
     Amortization                                    116               1,559
     Non-operating Costs                             260                   8
     Interest                                      4,942               5,110
                                              ----------          ----------
     Income (loss) before
     provision for income taxes               $    1,652          $     (188)
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

     The unusual charge included cash charges of $2.3 million, which includes $1.8 million for severance and other separation costs to cover the

                                AEARO CORPORATION
              Notes To Consolidated Condensed Financial Statements
                                DECEMBER 31, 2002

                                   (Unaudited)


     reduction of 5% of the Company's work force and $0.5 million for other costs associated with this plan. The unusual charge also included non-cash charges of $9.1 million, which includes $3.2 million for non-cancelable long-term lease obligations, $2.9 million for asset impairments, $2.4 million for inventory disposals and $0.6 million related to the sale of the Company's Ettlingen, Germany location.

     During 2002, the Company reversed $0.6 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and the closure of its Ettlingen, Germany plant. The portion related to inventory of $0.5 million was classified as a reduction in cost of sales with the remaining $0.1 million classified as operating expenses.

     The following table displays the activity and balances of the restructuring reserve account for the three months ended December 31, 2002 (Dollars in thousands):



                                 September 30,                December 31,
                                     2002         Charges         2002
                                  ---------     -----------    ----------
    Employee termination costs    $     730     $    (129)     $     601
    Lease agreements                  2,352          (224)         2,128
    Loss on disposal of assets          700                          700
    Other                                47           (17)            30
                                  ---------     -----------    ----------
    Total                         $   3,829     $    (370)     $   3,459
                                  =========    ===========    ==========


10)  ACQUISITIONS

     On October 7, 2002, the Company acquired Industrial Protection Products, Inc. ("IPP") of Wilmington, Massachusetts for approximately $1.2 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of IPP have been included with those of the Company subsequent to October 7, 2002. If the acquisition had occurred at the beginning of fiscal 2002, the proforma consolidated results would not be materially different from actual results for the three months ended December 31, 2001.

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

                                          Three months ended December 31,
                                    -------------------------------------------
                                       2002        %          2001          %
                                    ---------    ------     ---------    ------
Net Sales
 Safety Products                    $ 50,486      73.5      $ 45,006       73.0
 Safety Prescription Eyewear           9,804      14.3         8,994       14.6
 Specialty Composites                  8,427      12.2         7,643       12.4
                                    ---------    ------     ---------    ------
     Total net sales                  68,717     100.0        61,643      100.0
Cost of Sales                         35,645      51.9        32,928       53.4
                                    ---------    ------     ---------    ------
Gross profit                          33,072      48.1        28,715       46.6
Operating Expenses
 Selling and administration           24,321      35.4        20,856       33.8
 Research and technical services       1,583       2.3         1,369        2.2
 Amortization                            116       0.1         1,559        2.5
 Other charges, net                      458       0.7             9         --
                                    ---------    ------     ---------    ------
     Total operating expenses         26,478      38.5        23,793       38.6
Operating income                       6,594       9.6         4,922        8.0
Interest expense, net                  4,942       7.2         5,110        8.3
                                   ---------    ------     ---------     ------
Income (loss) before provision for
income taxes                           1,652       2.4          (188)      (0.3)
Provision for income taxes               610       0.9           523        0.8
                                   ---------    ------     ---------    -------
Net income (loss)                  $   1,042       1.5     $    (711)      (1.2)
                                   =========    ======     =========    =======
EBITDA                             $  9,629       14.0     $   8,864       14.4
                                   =========    ======     =========    =======

     Results of Operations -- Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Net Sales. Net sales in the three months ended December 31, 2002 increased 11.5% to $68.7 million from $61.6 million in the three months ended December 31, 2001. The increase in net sales was primarily driven by volume growth, the impact of acquisitions and foreign exchange. The Safety Products segment net sales in the three months ended December 31, 2002 increased 12.2% to $50.5 million from $45.0 million in the three months ended December 31, 2001. The increase in net sales was primarily due to volume growth, the impact of acquisitions and foreign exchange. The weakness of the U.S. dollar relative to other currencies had the impact of increasing sales by $2.0 million in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. The Safety Products segment sales included approximately $1.4 million of sales due to acquisitions made in fiscal 2002. The Safety Prescription Eyewear segment net sales in the three months ended December 31, 2002 increased 8.9% to $9.8 million from $9.0 million in the three months ended December 31, 2001. The Safety Prescription Eyewear segment net sales included approximately $1.2 million of sales due to acquisitions made in fiscal 2002 as well as the acquisition of Industrial Protection Products, Inc. on October 7, 2002. Specialty Composites' net sales in the three months ended December 31, 2002 increased 10.5% to $8.4 million from $7.6 million in the three months ended December 31, 2001. The increase was primarily driven by volume increases in the truck market, the aircraft market and the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.

     Gross Profit. Gross profit in the three months ended December 31, 2002 increased 15.2% to $33.1 million from $28.7 million in the three months ended December 31, 2001. The increase in gross profit is primarily due to improved sales volumes, continued productivity improvements in manufacturing operations, the impact of acquisitions and the effects of foreign exchange. Gross profit as a percentage of net sales in the three months ended December 31, 2002 improved to 48.1% as compared to 46.6% in the three months ended December 31, 2001. The increase in the gross profit percentage of net sales is primarily due to continued productivity improvements in manufacturing operations.

     Operating Expenses. Operating expenses in the three months ended December 31, 2002 increased 11.3% to $26.5 million from $23.8 million in the three months ended December 31, 2001. The increase in operating expenses was primarily driven by increased spending in selling and administrative and other charges (income), net, partially offset by amortization expense. Selling and administrative expenses included approximately $1.0 million of expenses due to acquisitions and $0.5 million due to foreign exchange as well as increased spending to support new product launches and build brand support. Selling and administrative expenses as a percentage of net sales increased to 35.4% in the three months ended December 31, 2002 as compared to 33.8% in the three months ended December 31, 2001. Amortization expense decreased approximately $1.4 million due the adoption of SFAS No. 142. SFAS No. 142 requires the Company to no longer amortize goodwill and other intangibles with indefinite useful lives. Had the provisions of SFAS No. 142 been adopted in the three months ended December 31, 2001, amortization expense would have been reduced by approximately $1.4 million. Other charges, net was $0.5 million for the three months ended December 31, 2002 as compared to no expense in the three months ended December 31, 2001. The increase of $0.5 million was primarily driven by assets write-offs of $0.3 million and foreign currency transaction and hedge losses of $0.2 million.

     Operating Income. Primarily as a result of the factors mentioned above, operating income increased 34.0% to $6.6 million in the three months ended December 31, 2002 from $4.9 million in the three months ended December 31, 2001. Operating income as a percentage of net sales in the three months ended December 31, 2002 increased to 9.6% as compared to 8.0% in the three months ended December 31, 2001.

     Interest Expense, Net. Interest expense, net, in the three months ended December 31, 2002 decreased 3.3% to $4.9 million from $5.1 million in the three months ended December 31, 2001. The decrease is attributed to lower weighted average borrowings and interest rates in effect for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

     Provision For Income Taxes. The provision for income taxes in the three months ended December 31, 2002 was $0.6 million as compared to $0.5 million in the three months ended December 31, 2001. The effective tax rate in the three months ended December 31, 2002 and 2001 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

     Net Income (Loss). For the three months ended December 31, 2002 the Company had net income of $1.0 million as compared to net loss of $0.7 million for the three months ended December 31, 2001 for the reasons described above.

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

                               EBITDA Calculation
                             (Dollars in Thousands)

                                  Three Months Ended
                                     December 31,               Change
                                  -------------------     --------------------
                                    2002       2001        Amount     Percent
                                  -------     -------     --------    --------
    Operating Income               $ 6,594     $ 4,922     $  1,672     34.0  %
     Add Backs:
      Depreciation                   2,659       2,375          284     12.0
      Amortization of Intangibles      116       1,559       (1,443)      --
      Non-operating costs, net         260           8          252       --
                                   -------     -------     --------    --------
    EBITDA                         $ 9,629     $ 8,864     $    765      8.6  %

    By Segment
     Safety Products                 8,984       7,982        1,002     12.6  %
     Safety Prescription Eyewear       (81)        254         (335)      --
     Specialty Composites              713          31          682       --
     Reconciling Items                  13         597         (584)      --
                                   -------     -------     --------    --------
                                   $ 9,629     $ 8,864     $    765      8.6  %
                                   =======     =======     ========    ========



     EBITDA for the three months ended December 31, 2002 increased 8.6% to $9.6 million from $8.9 million for the three months ended December 31, 2001. The increase was primarily due to increased volume, the impact of acquisitions, the effects of foreign exchange and improved productivity. EBITDA as a percentage of net sales in the three months ended December 31, 2002 was 14.0% as compared to 14.4% in the three months ended December 31, 2001. The Safety Products segment EBITDA for the three months ended December 31, 2002 increased 12.6% to $9.0 million from $8.0 million in the three months ended December 31, 2001. The increase was primarily due to increased volume, the impact of new product launches and the positive effects of foreign exchange. The Safety Prescription Eyewear segment EBITDA for the three months ended December 31, 2002 was a loss of $0.1 million as compared to income of $0.3 million in the three months ended December 31, 2001. The decrease was primarily due to increased costs related to integration efforts for acquisitions and the timing of benefits related to new eyewear frame launch. The Specialty Composites segment EBITDA for the three months ended December 31, 2002 increased to $0.7 million as compared to breakeven in the three months ended December 31, 2001. The increase was primarily driven by volume increases in the truck market, the aircraft market and the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.


     Effects of Changes in Exchange Rates

     In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company, and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. As a result of the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast to the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts, and other hedging instruments, to mitigate the effects of changes in foreign currency rates on profitability.

     Effects of Inflation

     In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

     Effects of Economic Conditions

     Softening of the North American economy began during the first fiscal quarter of 2001. Since that time the overall economic downturn has resulted in layoffs for many companies which has also had an impact on overall consumer confidence. The announced layoffs have had a significant impact on the number of employed industrial workers. Although the Company has experienced improved revenue trends in the first quarter of fiscal 2003, there can be no assurances, given the current economic conditions, that these trends will be maintained for the remainder of the fiscal year.

     Liquidity and Capital Resources

     The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

     The Company's debt structure includes: (a) $98.0 million of senior subordinated notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the Senior Bank Facilities). The amount outstanding on the Term Loans at December 31, 2002, was approximately $92.1 million. No amounts were outstanding under the Revolving Credit Facility or the U.K. overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2002.

     During the first quarter of fiscal 2002, the Company's Board of Directors authorized management to repurchase, from time to time, a portion of the Company's 12.5% Notes, subject to market conditions and other factors. No assurances can be given as to whether or when or at what price such repurchases will occur. Subsequently, pursuant to a first amendment to the Senior Bank Facilities, the Company purchased and retired $2.0 million of the Notes during the first quarter of fiscal 2002.

     Maturities under the Company's Term Loans are approximately: $9.6 million for the remainder of fiscal 2003, $17.0 million in fiscal 2004 and $65.5 million thereafter. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

     The Company's net cash provided by operating activities for the three months ended December 31, 2002 totaled $8.2 million as compared to $8.1 million for the three months ended December 31, 2001. The increase of $0.1 million was due primarily to a $1.1 million improvement in net income
     (loss) adjusted for cash and non-cash charges (depreciation, amortization, deferred taxes and other) partially offset by a $1.0 million net change in assets and liabilities. The Company's net changes in assets and liabilities was primarily driven by a $2.7 million reduction of cash from inventory partially offset by a $1.7 million increase in cash from receivables, accounts payable and accrued liabilities and other.

     Net cash used by investing activities was $3.4 million for the three months ended December 31, 2002 as compared to $2.5 million for the three months ended December 31, 2001. The increase of $0.9 million in net cash used by investing activities is primarily attributed to an increase in acquisitions of $0.5 million and an increase in capital expenditures of $0.4 million.

     Net cash used by financing activities for the three months ended December 31, 2002 was $3.2 million compared with net cash used by financing activities for the three months ended December 31, 2001 of $4.1 million. The change of $0.9 million is primarily due to the repayment of term loans in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

     The Company maintains a noncontributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. In developing the expected long-term rate of return assumption, the Company's management evaluates input from outside investment advisors and actuaries as of the measurement date. Beginning in fiscal year 2000, the actual asset returns for the Company's pension plan have been adversely affected by the continued deterioration in the equity markets. During that time, the asset returns on the Company's pension plan have been negative. Although short-term trends have been negative, the Company believes that an 8.5% long-term rate of return on plan assets is reasonable based on historical trends over a 20-30 year period. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on pension expense. The discount rate has also declined during the same period. The Company bases the discount rate on the Aa Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.2 million impact on pension expense.

     The negative asset returns and declining discount rates are expected to unfavorably impact the Company's pension expense and the funded status of the pension plan. Under minimum funding rules, no additional pension contributions are required to be made in fiscal 2003 however, contributions may increase in future years. Due to the uncertainty of the future returns of the equity and corporate bond markets, it is difficult to estimate the impact of pension contributions in the future.

     The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained. In particular, during fiscal 2001 and 2002, the Company was affected by the significant slowdown in the manufacturing sector of the economies in which the Company markets its products that began in earnest during the first fiscal quarter of fiscal 2001, exacerbated by the impact of the terrorist events of September 11, 2001. As a result, it is expected that the Company will continue to operate in a challenging sales environment. The Company expects to arrange for new financing of both the Senior Bank Facilities and the Notes before maturity of the Senior Bank Facilities in March 2005. There can be no assurances that any additional financing or other sources of capital will be available to the Company at acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     To  mitigate  the  effects  of  changes  in  foreign   currency   rates  on
     profitability the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in European operations. The Company utilizes forward foreign currency contracts for transaction as well as cash flow exposures. For the three months ended December 31, 2002, net transaction losses were $0.1 million and cash flow hedge losses were $0.1 million. In addition, the Company limits the foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

     SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As it relates to cash flow exposures in European operations, the Company has recorded a derivative payable of $0.6 million as of December 31, 2002. The forward foreign currency contracts will expire over the next six months. Interest Rates

     The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

     The Company has approximately $25.0 million of variable rate debt protected under an interest rate collar arrangement through December 31, 2003. The floor is set at 2% and the cap at 6.25%. The fair value of the collar at December 31, 2002 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charged directly to other income (expense). Approximately $0.1 million was expensed during the three months ended December 31, 2002.

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

     Item 4. Controls and Procedures

     Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.


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


     At December 31, 2002, the Company has recorded liabilities of approximately $4.6 million, which represents reasonable estimates of its probable liabilities, for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.



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

     Date:  February 13, 2003                AEARO CORPORATION

                                             /s/ Jeffrey S. Kulka



                                             ---------------------------
                                             Jeffrey S. Kulka
                                             Vice President, Chief Financial
                                             Officer, Treasurer, and Secretary
                                             (Principal Financial and
                                             Accounting Officer)

                                  CERTIFICATION



     I, Michael A. McLain, Principal Executive Officer of Aearo Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aearo Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 13, 2003

                                     /s/ Michael A. McLain



                                     -------------------------------
                                     Michael A. McLain
                                     Chief Executive Officer, President
                                     and Chairman of the Board
                                     (Principal Executive Officer)

                                  CERTIFICATION


     I, Jeffrey S. Kulka, Principal Financial Officer of Aearo Corporation, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Aearo Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 13, 2003        /s/ Jeffrey S. Kulka



                                    -------------------------
                                    Jeffrey S. Kulka
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)