Form 10-Q
period 2003-03-31
AEARO CORP
filed 2003-05-15
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003


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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark whether the registrant whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 15, 2003 was 101,912.5.

                                Aearo Corporation
                                TABLE OF CONTENTS
             Form 10-Q for the Quarterly Period Ended March 31, 2003

PART I-FINANCIAL INFORMATION...................................................3
----------------------------
Item 1.    Financial Statements................................................3
-------    --------------------
           Condensed Consolidated Balance Sheets - Assets......................3
           ----------------------------------------------
           Condensed Consolidated Balance Sheets - Liabilities and Stockholders'
           Equity..............................................................4
           ---------------------------------------------------------------------
           Condensed Consolidated Statements of Operations.....................5
           -----------------------------------------------
           Condensed Consolidated Statements of Cash Flows.....................6
           -----------------------------------------------
           Notes To Condensed Consolidated Financial Statements................7
           ----------------------------------------------------
Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    Results of Operations..............................................16
           ---------------------------------------------------------------------
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........25
-------    ----------------------------------------------------------
Item 4.    Controls and Procedures............................................27
-------    -----------------------

PART II - OTHER INFORMATION...................................................28
---------------------------
Item 1.    Legal Proceedings..................................................28
-------    -----------------
Item 2.    Changes in Securities and Use of Proceeds..........................29
-------    -----------------------------------------
Item 3.    Defaults Upon Senior Securities....................................29
-------    -------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders................29
-------    ---------------------------------------------------
Item 5.    Other Information..................................................29
-------    -----------------
Item 6.    Exhibits and Reports on Form 8-K...................................29
-------    --------------------------------
SIGNATURES....................................................................30
----------

EXHIBIT INDEX.................................................................33
-------------

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                               AEARO CORPORATION

                 Condensed Consolidated Balance Sheets - Assets
                             (Dollars in Thousands)

                                                                  March 31,      September 30,
                                                                    2003             2002
                                                                 -----------     --------------
                                                                (Unaudited)
                   CURRENT ASSETS:

Cash and cash equivalents                                        $     5,153        $    14,480
Accounts receivable (net of allowance for doubtful accounts of
    $1,895 and $1,524, respectively)                                  46,226             46,478
Inventories                                                           37,617             33,161
Deferred and prepaid expenses                                          3,751              3,449
                                                                 -----------     --------------
    Total current assets                                              92,747             97,568
                                                                 -----------     --------------

                  LONG TERM ASSETS:
Property, plant and equipment, net                                    48,309             48,096
Intangible assets, net                                               135,850            121,979
Other assets                                                           2,825              2,526
                                                                 -----------     --------------

    Total assets                                                 $   279,731     $      270,169
                                                                 ===========     ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

  Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity
                             (Dollars in Thousands)

                                                                  March 31,         September 30,
                                                                     2003               2002
                                                               -----------------  ----------------
                                                                 (Unaudited)

CURRENT LIABILITIES:
   Current portion of long-term debt                           $         15,063     $        12,847
   Accounts payable and accrued liabilities                              39,802              36,410
   Accrued interest                                                       2,566               2,568
   U.S. and foreign income taxes                                          3,140               1,156
                                                               ----------------      --------------

         Total current liabilities                                       60,571              52,981
                                                               ----------------      --------------

   Long-term debt                                                       176,637             182,715
   Deferred income taxes                                                    879                 800
   Other liabilities                                                     12,857              12,129
                                                               ----------------      --------------

         Total liabilities                                     $        250,944      $      248,625
                                                               ----------------      --------------

COMMITMENTS AND CONTINGENCIES:
Preferred stock, $.01 par value-
(Redemption value of $116,429 and $109,480, respectively)
    Authorized--200,000 shares
    Issued and outstanding--45,000 shares                                      -                   -

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
    Authorized--200,000 shares
    Issued and outstanding--101,913 shares                                    1                   1
   Additional paid-in capital                                            32,233              32,254
   Retained earnings                                                     10,558               6,825
   Accumulated other comprehensive loss                                 (14,005)            (17,536)
                                                               -----------------     --------------
         Total stockholders' equity                                      28,787              21,544
                                                               ----------------      --------------

         Total liabilities and stockholders' equity            $        279,731      $      270,169
                                                               ================      ==============

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Operations
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                        For the Three Months Ended                 For the Six Months Ended
                                                                 March 31,                                March 31,
                                                    ------------------------------------     -----------------------------------
                                                          2003                2002                 2003                 2002
                                                    ---------------    ----------------      ----------------  -----------------
NET SALES                                           $        76,686     $        70,683      $       145,403     $       132,326

COST OF SALES                                                39,912              37,360               75,557              70,288
                                                    ---------------     ---------------      ---------------     ---------------

         Gross profit                                        36,774              33,323               69,846              62,038

SELLING AND ADMINISTRATIVE                                   24,867              22,832               49,188              43,688

RESEARCH AND TECHNICAL SERVICES                               1,626               1,389                3,209               2,758

AMORTIZATION OF INTANGIBLES                                      16               1,557                  132               3,116

OTHER CHARGES                                                   499                  29                  957                  38
                                                    ---------------     ---------------      ---------------     ---------------

         Operating income                                     9,766               7,516               16,360              12,438

INTEREST EXPENSE, NET                                         5,001               4,936                9,943              10,046
                                                    ---------------     ---------------      ---------------     ---------------

         Income before provision for income taxes
                                                              4,765               2,580                6,417               2,392

PROVISION FOR INCOME TAXES                                    2,074                 563                2,684               1,086
                                                    ---------------     ---------------      ---------------     ---------------

         Net Income                                 $         2,691     $         2,017      $         3,733     $         1,306
                                                    ===============     ===============      ===============     ===============


         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                           For the Six Months Ended
                                                                                                  March 31,
                                                                                           2003                2002
                                                                                       ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $       3,733       $       1,306
   Adjustments to reconcile net income to cash provided by operating activities-
      Depreciation                                                                              5,363               5,108
      Amortization of intangible assets and deferred financing costs                              943               3,890
      Deferred income taxes                                                                       (7)                 104
      Other, net                                                                                  273                 248
      Changes in assets and liabilities-(net of effects of acquisitions)
         Accounts receivable                                                                    2,722               1,772
         Inventories                                                                          (2,069)                 224
         Accounts payable and accrued liabilities                                               (380)             (4,726)
         Income taxes payable                                                                   2,011               (349)
         Other, net                                                                             (807)               (746)
                                                                                        -------------       -------------

              Net cash provided by operating activities                                        11,782               6,831
                                                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                                  (4,339)            (3,964)
   Cash paid for acquisitions, net of cash acquired                                           (11,062)            (4,342)
   Proceeds provided by disposals of property, plant and equipment                                  6                  12
                                                                                        -------------       -------------

              Net cash used by investing activities                                          (15,395)             (8,294)
                                                                                        -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility, net                                                   500                  --
   Repayment of bonds                                                                              --             (2,000)
   Repayment of term loans                                                                    (6,332)             (4,024)
   Repayment of capital lease obligations                                                       (106)                (53)
   Repayment of long-term debt                                                                   (31)                (70)
   Other                                                                                         (20)               (126)
                                                                                        -------------       -------------

              Net cash used by financing activities                                           (5,989)             (6,273)
                                                                                        -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           275                 238
                                                                                        -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (9,327)             (7,498)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                                14,480              18,233
                                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $       5,153       $      10,735
                                                                                        =============       =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations                                                            $         430       $       1,285
                                                                                        =============       =============

CASH PAID FOR:
   Interest                                                                             $       9,118       $       9,346
                                                                                        =============       =============
   Income taxes                                                                         $         747       $       1,248
                                                                                        =============       =============

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                                AEARO CORPORATION

              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)


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

     Revenue Recognition - The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including an allowance for doubtful accounts. Allowance for doubtful accounts is generally based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

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

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                                AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)


Goodwill and Other Intangibles. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. The Company performed its first annual impairment test as of January 1, 2003 and determined there was no impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $5.8 million of annual amortization relating to goodwill and indefinite lived intangibles. The following presents amortization expense and proforma net income for the three and six months ended March 31, 2003 and 2002 as if SFAS No. 142 had been adopted (Dollars in thousands):

                             Three Months Ended            Six Months Ended
                                 March 31,                     March 31,
                         --------------------------    -------------------------
                             2003          2002             2003          2002
                         ------------   -----------    -----------    ----------
Net income as reported   $     2,691    $    2,017     $     3,733         1,306
Goodwill amortization             --           778     $        --         1,558
Trademark amortization            --           741     $        --         1,482
                         ------------   -----------    -----------    ----------
     Net income          $     2,691    $    3,536     $     3,733         4,346
                         ============   ===========    ===========    ==========

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

Extinguishment of Debt. Effective October 1, 2002, the Company adopted SFAS No. 145 "Rescission of Financial Accounting Standards Board ("FASB") Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate the inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 had no effect on the Company's results of operations or financial position.

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

      The accompanying notes are an intregal part of these condensed consolidated financial statements.

                               AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)

Stock-based Compensation. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25. The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding and unvested awards:

                             (Dollars in thousands)

                                                          Three Months Ended           Six Months Ended
                                                                March 31,                  March 31,
                                                       ------------------------     ------------------------
                                                          2003           2002           2003         2002
                                                       -----------    ---------     -----------  -----------
Net income as reported                                 $     2,691    $   2,017     $     3,733  $     1,306
Add: Total stock-based employee compensation expense
determined under intrinsic value method for all
awards, net of tax Add:                                                                      -             -
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax                                                                     (74)          (94)
                                                       -----------   ----------     -----------   -----------
Net income                                             $     2,654   $    1,970     $     3,659   $     1,212
                                                       ===========   ==========     ===========   ===========

Disclosure Requirements for Guarantees. In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, FIN No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The adoption of FIN No. 45 had no effect on the Company's financial position or results of operations.

Consolidation of Variable Interest Entities. In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Amendment of ARB No. 51". FIN No. 46 addresses consolidation of business enterprises of certain variable interest entities, and is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN No. 46 had no effect on its financial position or results of operations.

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                                AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)

Accounting  for Derivative  Instruments  and Hedging  Activities.  SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities" requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into forward foreign currency contracts and interest rate swap and collar agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap and collar agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts. As a result of the forward foreign currency contracts, the Company has recorded a derivative payable of $0.7 million at March 31, 2003. All forward foreign currency contracts will expire over the next six months.

During the three and six month period ending March 31, 2003, the Company reclassified into earnings a net loss of approximately $0.5 million and $0.6 million, respectively resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective; therefore no ineffectiveness was recorded in earnings.

The Company also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. There was no impact on earnings for the period ended March 31, 2003.

The Company also entered into an interest rate collar arrangement during October 2001 to protect $25.0 million of adjustable Term Loan debt (as defined below in Note 6). The fair value of the collar at March 31, 2003 was a liability of $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charged directly to other income (expense). There was no impact on earnings for the three and six month period ended March 31, 2003.

4) COMPREHENSIVE INCOME

   Comprehensive income consisted of the following (Dollars in thousands):

                                                  For the Three Months Ended    For the Six Months
                                                           March 31,              Ended March 31,
                                                  -------------------------   ------------------------
                                                       2003         2002         2003          2002
                                                  -----------    ----------   ---------    -----------
     Net income                                   $    2,691     $    2,017   $   3,733    $     1,306

     Foreign currency translation adjustment           1,317            160       4,185            698
     Unrealized gain (loss) on derivative
       instruments                                      (57)           (95)       (654)            136
                                                  ----------     ----------   ---------    -----------
     Comprehensive income                         $    3,951     $    2,082   $   7,264    $     2,140
                                                  ==========     ==========   =========    ===========

The accompanying notes are an intregal part of these condensed consolidated financial statements.

                               AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)
5) INVENTORIES

     Inventories consisted of the following (Dollars in thousands):

                                           March 31,           September 30,
                                             2003                  2002
                                       ----------------      ----------------
     Raw materials                     $         8,175        $         7,514
     Work in process                            11,148                 10,196
     Finished goods                             18,294                 15,451
                                       ---------------        ---------------
                                       $        37,617        $        33,161
                                       ===============        ===============

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6) DEBT

     The Company's debt structure includes: (a) $98.0 million of senior subordinated notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the Senior Bank Facilities). The amounts outstanding on the Term Loans and the Revolving Credit Facility at March 31, 2003 were approximately $89.2 million and $0.5 million,
     respectively.   No  amounts  were  outstanding  under  the  U.K.  overdraft facility.

     Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at March 31, 2003.

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

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                               AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)

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

     At March 31, 2003, the Company has recorded  liabilities  of  approximately
     $4.7 million, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

8) SEGMENT REPORTING

     The  Company  manufactures  and  sells  products  under  the  brand  names:
     AOSafety(R), E-A-R(R), and Peltor(R). These products are sold through three reportable segments, which are Safety Products, Safety Prescription

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                                AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)

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

     Net Sales by Business Segment (Dollars in thousands):

                                   For the Three Months Ended       For the Six Months Ended
                                            March 31,                       March 31,
                                  ----------------------------    ----------------------------
                                       2003           2002             2003             2002
                                  -------------  -------------    ------------     -----------
     Safety Products              $      58,198  $      50,377    $    108,684     $    95,383
     Safety Prescription Eyewear         10,494         10,550          20,298          19,544
     Specialty Composites                 7,994          9,756          16,421          17,399
                                  -------------  -------------    ------------     -----------
     Total                        $      76,686  $      70,683    $    145,403     $   132,326
                                  =============  =============    ============     ===========

     Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $0.8 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. Inter-segment sales totaled $1.6 million and $1.3 million for the six months ended March 31, 2003 and 2002, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

     Profit by Business Segment and reconciliation to income before provision for income taxes (Dollars in thousands):

                                                     For the Three Months Ended     For the Six Months Ended
                                                              March 31,                   March 31,
                                                    ---------------------------   --------------------------
                                                         2003            2002          2003          2002
                                                    -------------  ------------   -----------  -------------
     Safety Products                                $      12,059  $     10,013   $    21,013  $      18,431
     Safety Prescription Eyewear                              416           752           357          1,099
     Specialty Composites                                      11         1,041           485          1,132
                                                    -------------  ------------   -----------  -------------
        Segment profit                                     12,486        11,806        21,855         20,662

     Depreciation                                           2,704         2,733         5,363          5,108
     Amortization of intangibles                               16         1,557           132          3,116
     Interest                                               5,001         4,936         9,943         10,046
                                                    -------------  ------------   -----------  -------------
     Income before provision for income taxes       $       4,765    $    2,580   $     6,417  $       2,392
                                                    =============  ============   ===========  =============

     Segment profit is defined as operating income before depreciation, amortization and interest expense and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                                AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)
9) RESTRUCTURING CHARGE

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

     The following table displays the activity and balances of the restructuring reserve account for the six months ended March 31, 2003 (Dollars in thousands):

                                   September 30,                       March 31,
                                       2002           Charges            2003
                                  -------------    -------------    ------------
    Employee termination costs    $        730     $      (304)     $       426
    Lease agreements                     2,352            (448)           1,904
    Loss on disposal of assets             700                              700
    Other                                   47             (25)              22
                                  -------------    -------------    ------------
    Total                         $      3,829     $      (777)     $     3,052
                                  =============    =============    ============

10) ACQUISITIONS

     On October 7, 2002, the Company acquired Industrial Protection Products, Inc. ("IPP") of Wilmington, Massachusetts for approximately $1.2 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of IPP have been included with those of the Company subsequent to October 7, 2002. If the acquisition had occurred at the beginning of fiscal 2002, the pro forma consolidated results would not be materially different from actual results for the six months ended March 31, 2002.

     On March 14, 2003 the Company acquired VH Industries, Inc. ("VH") of Concord, North Carolina for approximately $11.5 million. VH Industries is a manufacturer of fall protection products sold under the SafeWaze trade name in the United States. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of VH have been included with those of the Company subsequent to March 14, 2003.

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

                                AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 MARCH 31, 2003
                                   (Unaudited)

     The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods (Dollars in thousands):

                                  Three Months Ended         Six Months Ended
                                       March 31,                March 31,
                               -----------------------    ---------------------
                                    2003          2002        2003        2002
                               ----------   ----------    ---------- ----------
     Net sales as reported     $   76,686   $   70,683    $  145,403    132,326
     Pro forma sales               79,408       73,402       150,465    137,099

     Net income as reported    $    2,691   $    2,017    $    3,733      1,306
     Pro forma net income           3,187        2,536         4,267      1,930

         The accompanying notes are an intregal part of these condensed consolidated financial statements.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP requires the use of estimates, judgments, assumptions and subjective interpretations of accounting principles that affect the reported amounts of assets, liabilities, revenues and expenses. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. The Company revises its estimates and assumptions as new information becomes available.

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

Restructuring - The Company recorded an unusual charge in fiscal 2001 based on a restructuring plan to improve its competitive position and long-term profitability. The provision recorded was based on estimates of the expected costs associated with site closures, consolidation of products and product lines, disposal of assets, contract terminations or other costs directly related to the restructuring. To the extent that actual costs may differ from amounts recorded, revisions to the estimated reserves would be required. A reduction of $0.6 million was made during fiscal 2002 to account for new information made available during that year.

Pension Plan - The valuation of the Company's pension plan requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in the Company's pension reporting are reviewed annually and compared with external benchmarks to assure that they accurately account for future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on the Company's pension expense and funding requirements.

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

Results of Operations -- Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                 ---------------------------------------------------------------------
                                                      2003               %               2002                %
   Safety Products                               $    58,198              75.9       $    50,377             71.3
   Safety Prescription Eyewear                        10,494              13.7            10,550             14.9
   Specialty Composites                                7,994              10.4             9,756             13.8
                                                 -----------       -----------       -----------      -----------
      Total net sales                                 76,686             100.0            70,683            100.0

 Cost of Sales                                        39,912               52.0           37,360             52.9

 Gross profit                                         36,774              48.0            33,323             47.1

 Operating Expenses-
   Selling and administrative                         24,867              32.4            22,832             32.3
   Research and technical services                     1,626               2.1             1,389              2.0
   Amortization of intangibles                            16                --             1,557              2.2
   Other charges, net                                    499               0.7                29               --
                                                 -----------       -----------       -----------      -----------
      Total operating expenses                        27,008              35.2            25,807             36.5

 Operating income                                      9,766              12.7             7,516             10.6

 Interest expense, net                                 5,001               6.5             4,936              7.0
                                                 -----------       -----------       -----------      -----------
   Income before provision for income taxes            4,765               6.2             2,580              3.7

 Provision for income taxes                            2,074               2.7               563              0.8
                                                 -----------       -----------       -----------      -----------
 Net income                                      $     2,691               3.5       $     2,017              2.9
                                                 ===========       ===========       ===========      ===========

Net Sales. Net sales in the three months ended March 31, 2003 increased 8.5% to $76.7 million from $70.7 million in the three months ended March 31, 2002. The increase in net sales was primarily driven by the impact of foreign exchange and acquisitions as organic growth in the Safety Products segment was partially offset by declines in the Safety Prescription Eyewear and Specialty Composites segments. The weakness of the U.S. dollar relative to other currencies, and acquisitions, favorably impacted net sales by $4.0 million and $2.1 million, respectively. The Safety Products segment net sales in the three months ended March 31, 2003 increased 15.5% to $58.2 million from $50.4 million in the three months ended March 31, 2002. The increase in net sales resulted from a 5.6% increase due to organic growth, a 7.8% increase due to foreign exchange and a 2.1% increase due to acquisitions. The Safety Prescription Eyewear segment sales for the three months ended March 31, 2003 decreased 0.5% to $10.5 million from $10.6 million in the three months ended March 31, 2002. The decrease in volume was mostly offset by a 10.1% increase due to acquisitions. The Safety Prescription Eyewear segment sales have been negatively impacted by the continued reduction in manufacturing employment in North America. The Specialty Composites segment sales in the three months ended March 31, 2003 decreased 18.1% to $8.0 million from $9.8 million in the three months ended March 31, 2002. The decrease was primarily driven by volume declines in the truck market and the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.

Gross Profit. Gross Profit in the three months ended March 31, 2003 increased 10.4% to $36.8 million from $33.3 million in the three months ended March 31, 2002. The increase in gross profit is primarily due to product mix, productivity improvements, the impact of foreign exchange and acquisitions. Gross Profit as a percentage of net sales in the three months ended March 31, 2003 improved to 48.0% as compared to 47.1% in the three months ended March 31, 2002. The increase in gross profit is primarily due to product mix, productivity improvements and the impact of foreign exchange.

Operating Expenses. Operating expenses in the three months ended March 31, 2003 increased 4.7% to $27.0 million from $25.8 million in the three months ended March 31, 2002. The increase was primarily driven by an increase in selling and administrative expenses and other charges, net partially offset by a decrease in amortization expense. Selling and administrative expenses in the three months ended March 31, 2003 included approximately $0.7 million of incremental expenses due to acquisitions, $0.9 million due to the weakness of the U.S dollar as well as increased spending to support new product launches and build brand awareness. The increase in other charges, net was primarily driven by foreign exchange losses in the three months ended March 31, 2003 as compared to foreign exchange gains in the three months ended March 31, 2002. Amortization expense decreased approximately $1.6 million due to the adoption of SFAS No. 142. SFAS No. 142 requires the Company to no longer amortize goodwill and other intangibles with indefinite useful lives. Had the provisions of SFAS No. 142 been adopted in the three months ended March 31, 2002, amortization expense would have been reduced by approximately $1.5 million. Selling and administrative expenses as a percentage of net sales increased to 32.4% in the three months ended March 31, 2003 as compared to 32.3% in the three months ended March 31, 2002.

Operating Income. As a result of the factors mentioned above, operating income increased 30.0% to $9.8 million in the three months ended March 31, 2003 from $7.5 million in the three months ended March 31, 2002. Operating income as a percentage of net sales in the three months ended March 31, 2003 increased to 12.7% as compared to 10.6% in the three months ended March 31, 2002.

Interest Expense, Net. Interest expense, net in the three months ended March 31, 2003 increased 1.3% to $5.0 million from $4.9 million in the three months ended March 31, 2002.

Provision For Income Taxes. The provision for income taxes in the three months ended March 31, 2003 was $2.1 million as compared to $0.6 million in the three months ended March 31, 2002. The effective tax rate in the three months ended March 31, 2003 and 2002 was different from the statutory rate due to the mix of income between the Company's foreign subsidiaries and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

Net Income. For the three months ended March 31, 2003 the Company had net income of $2.7 million as compared to $2.0 million for the three months ended March 31, 2002.

Results of Operations -- Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

                             Results of Operations
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                Six Months Ended March 31,
                                                  ---------------------------------------------------------
                                                       2003              %             2002            %
                                                  -----------    ------------   ------------    -----------
      Safety Products                             $   108,684            74.7     $    95,383          72.1
      Safety Prescription Eyewear                      20,298            14.0          19,544          14.8
      Specialty Composites                             16,421            11.3          17,399          13.1
                                                  -----------     -----------     -----------   -----------
         Total net sales                              145,403           100.0         132,326         100.0

    Cost of Sales                                      75,557            52.0          70,288          53.1

       Gross profit                                    69,846            48.0          62,038          46.9

    Operating Expenses-
      Selling and administrative                       49,188            33.8          43,688          33.0
      Research and technical services                   3,209             2.2           2,758           2.1
      Amortization of intangibles                         132             0.1           3,116           2.4
      Other charges, net                                  957             0.7              38            --
                                                  -----------     -----------     -----------   -----------
         Total operating expenses                      53,486            36.8          49,600          37.5

    Operating income                                   16,360            11.2          12,438           9.4

    Interest expense, net                               9,943             6.8          10,046           7.6
                                                  -----------     -----------     -----------   -----------
     Income before provision for income taxes           6,417             4.4           2,392           1.8

    Provision for income taxes                          2,684             1.8           1,086           0.8
                                                  -----------     -----------     -----------   -----------
    Net income                                          3,733             2.6           1,306           1.0
                                                  ===========     ===========     ===========   ===========

Net Sales. Net sales in the six months ended March 31, 2003 increased 9.9% to $145.4 million from $132.3 million in the six months ended March 31, 2002. The increase in sales was primarily driven by the impact of foreign exchange, organic growth in the Safety Products segment and acquisitions partially offset by volume declines in the Specialty Composites and Safety Prescription Eyewear segments. The weakness of the U.S. dollar relative to other currencies, and acquisitions, favorably impacted net sales by $6.0 million and $4.8 million, respectively. The Safety Products segment net sales in the six months ended March 31, 2003 increased 13.9% to $108.7 million from $95.4 million in the six months ended March 31, 2002. The increase in net sales resulted from a 5.1% increase due to organic growth, a 6.2% increase due to foreign exchange and a 2.7% increase due to acquisitions. The Safety Prescription Eyewear segment sales for the six months ended March 31, 2003 increased 3.9% to $20.3 million from $19.5 million in the six months ended March 31, 2002. The increase in net sales resulted from an 11.4% increase due to acquisitions and a 0.3% increase due to foreign exchange partially offset by a 7.8% reduction in volume. The reduction in volume experienced by the Safety Prescription Eyewear segment is a result of the continued decline in industrial manufacturing employment in North America. The Specialty Composites segment net sales in the six months ended March 31, 2003 decreased 5.6% to $16.4 million from $17.4 million in the six months ended March 31, 2002. The decrease was primarily driven by volume declines in the automotive market, the truck market and the electronics segment of the precision equipment market, which includes computers and personal communications system (PCS) applications.

Gross  Profit.  Gross  profit in the six months  ended March 31, 2003  increased
12.6% to $69.8 million from $62.0 million in the six months ended March 31, 2002. The increase in gross profit is primarily due to product mix, the impact of foreign exchange, productivity improvements and acquisitions. Gross profit as a percentage of net sales in the six months ended March 31, 2003 improved to 48.0% as compared to 46.9% in the six months ended March 31, 2002. The increase in the gross profit as a percentage of net sales is primarily due to product mix, foreign exchange, and productivity improvements.

Operating Expenses. Operating expenses in the six months ended March 31, 2003 increased 7.8% to $53.5 million from $49.6 million in the six months ended March 31, 2002. The increase in operating expenses was primarily driven by an increase in selling and administrative expenses, research and technical services and other charges, net partially offset by a decrease in amortization expense. Selling and administrative expenses included approximately $1.7 million of incremental expenses due to acquisitions, $1.5 million due to the weakness of the U.S dollar as well as increased spending for product launches and marketing support. Research and technical services expense increased $0.5 million related to new product development. The increase in other charges, net was primarily due to foreign exchange losses in the six months ended March 31, 2003 as compared to foreign exchange gains in the six months ended March 31, 2002. Amortization expense decreased approximately $3.0 million due the adoption of SFAS No. 142. SFAS No. 142 requires the Company to no longer amortize goodwill and other intangibles with indefinite useful lives. Had the provisions of SFAS No. 142 been adopted in the six months ended March 31, 2002, amortization expense would have been reduced by approximately $3.0 million. Selling and administrative expenses as a percentage of net sales increased to 33.8% in the six months ended March 31, 2003 as compared to 33.0% in the six months ended March 31, 2002.

Operating Income. As a result of the factors mentioned above, operating income increased 31.5% to $16.4 million in the six months ended March 31, 2003 from $12.4 million in the six months ended March 31, 2002. Operating income as a percentage of net sales in the six months ended March 31, 2003 increased to 11.2% as compared to 9.4% in the six months ended March 31, 2002.

Interest Expense, Net. Interest expense, net in the six months ended March 31, 2003 decreased 1.0% to $9.9 million from $10.0 million in the six months ended March 31, 2002.

Provision For Income Taxes. The provision for income taxes increased to $2.7 million in the six months ended March 31, 2003 from $1.1 million in the six months ended March 31, 2002. The effective tax rate in the six months ended March 31, 2003 and 2002 was different from the statutory rate due to the mix of income between the Company's foreign subsidiaries and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated a net operating loss. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

Net Income. For the six months ended March 31, 2003 the Company had net income of $3.7 million as compared to $1.3 million for the six months ended March 31, 2002.


Effects of Changes in Exchange Rates

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currencies. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. Since the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast to the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts and other hedging instruments to mitigate the effects of changes in foreign currency rates on profitability.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

Effects of Economic Conditions

Softening of the North American economy began during the first fiscal quarter of 2001. Since that time the overall economic downturn has resulted in many companies announcing layoffs which has also had an impact on overall consumer confidence. The announced layoffs have had a significant impact on the number of employed industrial workers. Although the Company has experienced improved revenue trends in the first half of fiscal 2003, there can be no assurances, given the current economic conditions, that these trends will be maintained for the remainder of the year.

Liquidity and Capital Resources

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes: (a) $98.0 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the Term Loans) with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility (Revolving Credit Facility) providing for up to $30.0 million of revolving loans for general corporate purposes and, (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the Senior Bank Facilities). The amounts outstanding on the Term Loans and the Revolving Credit Facility at March 31, 2003 were approximately $89.2 million and $0.5 million, respectively. No amounts were outstanding under the U.K. overdraft facility.

Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at March 31, 2003.

During the first quarter of fiscal 2002, the Company's Board of Directors authorized management to repurchase from time to time, a portion of the Company's 12.5% Notes, subject to market conditions and other factors. No assurances can be given as to whether or when or at what price such purchases will occur. Subsequently, pursuant to a first amendment to the Senior Bank Facilities, the Company purchased and retired $2.0 million of the Notes during the first quarter of fiscal 2002.

Maturities under the Company's Term Loans are: approximately $6.4 million for the remainder of fiscal 2003, $17.0 million in fiscal 2004, and $65.8 million thereafter. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

The Company's net cash provided by operating activities for the six months ended March 31, 2003 totaled $11.8 million as compared to $6.8 million for the six months ended March 31, 2002. The increase of $5.0 million was primarily due to a $5.4 million improvement in the Company's net changes in assets and liabilities partially offset by a $0.4 million decrease in net income adjusted for non-cash charges (depreciation, amortization, deferred taxes and other). The Company's net changes in assets and liabilities were primarily driven by an increase in cash from receivables, accounts payable, accrued liabilities and income taxes payable partially offset by a reduction of cash for inventory.

Net cash used by investing activities was $15.4 million for the six months ended March 31, 2003 as compared to $8.3 million for the six months ended March 31, 2002. The increase of $7.1 million in net cash used by investing activities is primarily attributed to an increase in acquisitions of $6.8 million and an increase in capital expenditure of $0.3 million.

Net cash used by financing activities for the six months ended March 31, 2003 was $6.0 million compared with net cash used by financing activities for the six months ended March 31, 2002 of $6.3 million. The change of $0.3 million is primarily due to the $0.5 million proceeds from the Revolving Credit Facility as the increase in the repayment for term loans was offset by no repayment for bonds in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. In developing the expected long-term rate of return assumption, the Company's management evaluates input from outside investment advisors and actuaries as of the measurement date. Beginning in fiscal year 2000, the actual assets returns for the Company's pension plan have been adversely affected by the continued deterioration in the equity markets. During that time, the asset returns on the Company's pension plan have been negative. Although short-term trends have been negative, the Company believes that an 8.5% long-term rate of return on plan assets is reasonable based on historical trends over a 20-30 year period. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on pension expense. The discount rate has also declined during the same period. The Company bases the discount rate on the Aa Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.2 million impact on pension expense.

The negative asset returns and declining discount rates are expected to unfavorably impact the Company's pension expense and the funded status of the pension plan. Under minimum funding rules, no additional pension contributions are required to be made in fiscal 2003. However, contributions may increase in future years. Due to the uncertainty of the future returns of the equity and corporate bond markets, it is difficult to estimate the impact of pension contributions in the future.

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained. In particular, since fiscal 2001, the Company has been affected by the significant slowdown in the manufacturing sector of the economies in which the Company markets its products and the related reductions in manufacturing employment, exacerbated by the impact of the terrorist events of September 11, 2001. The Company expects to arrange for new financing of both the Senior Bank Facilities and the Notes before the maturity of the Senior Bank Facilities in March 2005. There can be no assurances that any additional financing or other sources of capital will be available to the Company at acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Foreign Currency Risk

The Company's results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. Since the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast with the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in European operations. The Company has utilized forward foreign currency contracts for transaction and cash flow exposures. During the six months ended March 31, 2003, cash flow hedge gains were $0.6 million and there was no impact on earnings for transaction exposures. In addition, the Company limits foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of forward foreign currency contracts, the Company has recorded a derivative payable of $0.7 million as of March 31, 2003. The forward foreign currency contracts will expire over the next six months.

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


Changes in Controls and Procedures

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

At March 31, 2003, the Company has recorded liabilities of approximately $4.7 million, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

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

Date: May 15, 2003              AEARO CORPORATION


                                /s/ Jeffrey S. Kulka
                               ---------------------------------------
                               Jeffrey S. Kulka
                               Vice President, ChiefFinancial Officer,
                               Treasurer, and Secretary
                               (Principal Financial and Accounting Officer)

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

     Date: May 15, 2003


                             /s/ Michael A. McLain

                             -------------------------
                             Michael A. McLain
                             Chief Executive Officer, President and Chairman of the Board
                             (Principal Executive Officer)

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

     Date:  May 15, 2003

                                  /s/ Jeffrey S. Kulka

                                  -------------------------
                                  Jeffrey S. Kulka
                                  Vice President, Chief Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBITS                DESCRIPTION