Form 10-Q
period 2003-06-30
AEARO CORP
filed 2003-08-14
CIK 949957

Microsoft Word 10.0.2627;

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003


                         Commission file number 33-96190

                                AEARO CORPORATION

             (Exact name of registrant as specified in its charter)

                            ------------------------


     Delaware 13-3840450 (State or other jurisdiction of incorporation or (IRS Employer Identification No.)organization)

          5457 West 79th Street                                  46268
          Indianapolis, Indiana                               (Zip Code)
(Address of principal executive offices)

                                 (317) 692-6666
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X ------ ----

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 14, 2003 was 101,912.5.

                                Aearo Corporation

                                TABLE OF CONTENTS

             Form 10-Q for the Quarterly Period Ended June 30, 2003

PART I-FINANCIAL INFORMATION..................................................3
----------------------------
Item 1.    Financial Statements...............................................3
-------    --------------------
           Condensed Consolidated Balance Sheets - Assets.....................3
           ----------------------------------------------
           Condensed Consolidated Balance Sheets - Liabilities and Stockholders
           Equity.............................................................4
           --------------------------------------------------------------------
           Condensed Consolidated Statements of Operations....................5
           -----------------------------------------------
           Condensed Consolidated Statements of Cash Flows....................6
           -----------------------------------------------
           Notes To Condensed Consolidated Financial Statements...............7
           ----------------------------------------------------
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................16
-------    --------------------------------------------------------------------
Item 3.    Quantitative and Qualitative Disclosures About Market Risk........25
-------    ----------------------------------------------------------
Item 4.    Controls and Procedures...........................................27
-------    -----------------------
PART II - OTHER INFORMATION..................................................28
---------------------------
Item 1.    Legal Proceedings.................................................28
-------    -----------------
Item 2.    Changes in Securities and Use of Proceeds.........................29
-------    -----------------------------------------
Item 3.    Defaults Upon Senior Securities...................................29
-------    -------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders...............29
-------    ---------------------------------------------------
Item 5.    Other Information.................................................29
-------    -----------------
Item 6.    Exhibits and Reports on Form 8-K..................................29
-------    --------------------------------
SIGNATURES....................................................................30
----------
EXHIBIT INDEX.................................................................31
-------------

                          Part I-Financial Information

Item 1. Financial Statements

                                AEARO CORPORATION

                 Condensed Consolidated Balance Sheets - Assets

                             (Dollars in Thousands)

                                                                      June 30,    September 30,
                                                                       2003           2002
                                                                  -------------  -------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $    15,057     $    14,480
  Accounts receivable (net of allowance for doubtful accounts of
      $2,087 and $1,524, respectively)                                  48,038          46,478
  Inventories                                                           37,275          33,161
  Deferred and prepaid expenses                                          3,941           3,449
                                                                   -----------    ------------
      Total current assets                                             104,311          97,568
                                                                   -----------    ------------

LONG TERM ASSETS:
  Property, plant and equipment, net                                    49,144          48,096
  Intangible assets, net                                               138,978         121,979
  Other assets                                                           3,259           2,526
                                                                   -----------    ------------

      Total assets                                                 $   295,692    $    270,169
                                                                   ===========    ============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AEARO CORPORATION

  Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity

                             (Dollars in Thousands)

                                                                 June 30,            September 30,
                                                                  2003                   2002
                                                              -------------         --------------
                                                              (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                          $      16,266         $       12,847
   Accounts payable and accrued liabilities                          42,981                 36,410
   Accrued interest                                                   5,628                  2,568
   U.S. and foreign income taxes                                      4,213                  1,156
                                                              -------------         --------------

         Total current liabilities                                   69,088                 52,981
                                                              -------------         --------------

   Long-term debt                                                   173,910                182,715
   Deferred income taxes                                                912                    800
   Other liabilities                                                 13,508                 12,129
                                                              -------------         --------------

         Total liabilities                                    $     257,418         $      248,625
                                                              -------------         --------------

COMMITMENTS AND CONTINGENCIES:
Preferred stock, $.01 par value-
(Redemption value of $120,068 and $109,480, respectively)
    Authorized--200,000 shares

    Issued and outstanding--45,000 shares                                  -                      -

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
    Authorized--200,000 shares

    Issued and outstanding--101,913 shares                                 1                      1
   Additional paid-in capital                                        32,224                 32,254
   Retained earnings                                                 16,942                  6,825
   Accumulated other comprehensive loss                             (10,893)               (17,536)
                                                              --------------        ---------------

         Total stockholders' equity                                  38,274                 21,544
                                                              -------------         --------------

         Total liabilities and stockholders' equity           $     295,692         $      270,169
                                                              =============         ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Aearo Corporation

                 Condensed Consolidated Statements of Operations

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                    ------------------------------------    ------------------------------------
                                                        For the Three Months Ended                For the Nine Months Ended
                                                                 June 30,                                  June 30,
                                                    ----------------   ----------------     ----------------   -----------------
                                                         2003                2002                 2003                 2002

NET SALES                                           $        86,723     $        76,435      $       232,126     $       208,761

COST OF SALES                                                45,767              40,024              121,324             110,312
                                                    ---------------     ---------------      ---------------     ---------------

         Gross profit                                        40,956              36,411              110,802              98,449

SELLING AND ADMINISTRATIVE                                   26,219              24,914               75,407              68,602

RESEARCH AND TECHNICAL SERVICES                               1,462               1,493                4,671               4,251

AMORTIZATION OF INTANGIBLES                                      62               1,570                  194               4,686

OTHER CHARGES                                                   735                 330                1,692                 368
                                                    ---------------     ---------------      ---------------     ---------------

         Operating income                                    12,478               8,104               28,838              20,542

INTEREST EXPENSE, NET                                         4,728               4,972               14,671              15,018
                                                    ---------------     ---------------      ---------------     ---------------

         Income before provision for income taxes
                                                              7,750               3,132               14,167               5,524

PROVISION FOR INCOME TAXES                                    1,367                 850                4,051               1,936
                                                    ---------------     ---------------      ---------------     ---------------

         Net Income                                 $         6,383     $         2,282      $        10,116     $         3,588
                                                    ===============     ===============      ===============     ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Aearo Corporation

                 Condensed Consolidated Statements of Cash Flows

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                                     For the Nine Months Ended
                                                                                               June 30,
                                                                                  -------------      -------------
                                                                                       2003              2002
                                                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $      10,116      $       3,588
   Adjustments to reconcile net income to cash provided by operating activities-
      Depreciation                                                                        8,175              7,976
      Amortization of intangible assets and deferred financing costs                      1,422              5,842
      Deferred income taxes                                                                (14)                 --
      Other, net                                                                            386                288
      Changes in assets and liabilities-(net of effects of acquisitions)
         Accounts receivable                                                              2,015            (2,226)
         Inventories                                                                    (1,083)            (1,385)
         Accounts payable and accrued liabilities                                         5,261                829
         Income taxes payable                                                             3,013                478
         Other, net                                                                     (1,233)              (499)
                                                                                  -------------      -------------

              Net cash provided by operating activities                                  28,059             14,891
                                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                            (7,525)           (5,846)
   Cash paid for acquisitions, net of cash acquired                                     (11,062)           (7,342)
   Proceeds provided by disposals of property, plant and equipment                           22                 13
                                                                                  -------------      -------------

              Net cash used by investing activities                                    (18,565)           (13,175)
                                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes                                                                        --            (2,000)
   Repayment of term loans                                                              (9,580)            (6,097)
   Repayment of capital lease obligations                                                 (164)              (100)
   Repayment of long-term debt                                                             (57)              (102)
   Other                                                                                   (30)              (147)
                                                                                  -------------      -------------

              Net cash used by financing activities                                     (9,831)            (8,446)
                                                                                  -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     914               (44)
                                                                                  -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            577            (6,774)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                          14,480             18,233
                                                                                  -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      15,057      $      11,459
                                                                                  =============      =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations                                                      $         430      $       1,421
                                                                                  =============      =============

CASH PAID FOR:
   Interest                                                                       $      10,538      $      10,952
                                                                                  =============      =============
   Income taxes                                                                   $       1,332      $       1,536
                                                                                  =============      =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Aearo Corporation
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

   Revenue Recognition. The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. In addition, an allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

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

   Goodwill and Other Intangibles. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. The Company performed its first annual impairment test as of January 1, 2003 and determined there was no impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As a result of the non-amortization provisions of SFAS No. 142, the

   Company will no longer record approximately $5.8 million of annual amortization relating to goodwill and indefinite lived intangibles. Intangible assets increased $17.0 million during the nine month period ending June 30, 2003. Goodwill increased $16.5 million, of which, $10.1 million related to acquisitions and $6.4 million related to foreign exchange. The allocation of purchase price for acquisitions to goodwill is preliminary. Other intangibles increased $0.5 million due to non-compete agreements related to acquisitions. The following presents amortization expense and proforma net income for the three and nine months ended June 30, 2003 and 2002 as if SFAS No. 142 had been adopted (Dollars in thousands):

                                  Three Months Ended        Nine Months Ended
                                        June 30,                  June 30,
                               -----------------------   -----------------------
                                   2003       2002           2003         2002
                               ----------- ----------    -----------   ---------
   Net income as reported      $    6,383   $    2,282   $    10,116       3,588
   Goodwill amortization              --          792            --        2,350
   Trademark amortization             --          742            --        2,224
                               ----------   ----------   -----------   ---------
   Net income                  $    6,383   $    3,816   $    10,116       8,162
                               ==========   ==========   ===========   =========

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

   Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003 and does not hold any significant financial instruments within its scope.

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

                                                               Three Months Ended         Nine Months Ended
                                                                   June 30,                     June 30,
                                                            ------------------------    ----------------------
                                                              2003           2002           2003       2002
                                                            ----------    ----------    ----------  ----------
     Net income as reported                                 $   6,383     $    2,282    $  10,116        3,588
     Deduct: Total stock-based employee compensation
     expense determined under fair value based method for
     all awards, net of tax                                      (37)           (47)         (141)       (111)
                                                            ----------    ----------    ----------  -----------
     Net income                                             $   6,346     $    2,235    $   9,975        3,477
                                                            ==========    ==========    ==========  ===========

   Disclosure Requirements for Guarantees. In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 expands upon the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, FIN No. 45 requires that the guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Footnote disclosures are required in interim and year-end financial statements ending after December 15, 2002. Liability recognition and measurement provisions apply prospectively to guarantees issued or modified starting January 1, 2003. The adoption of FIN No. 45 had no effect on the Company's results of operations or financial position.

   Consolidation of Variable Interest Entities. In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Amendment of ARB No. 51". FIN No. 46 addresses consolidation of business enterprises of certain variable interest entities, and is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN No. 46 had no effect on the Company's results of operations or financial position.

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

   These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts. As a result of the forward foreign currency contracts, the Company has recorded a derivative payable of $0.5 million at June 30, 2003. All forward foreign currency contracts will expire over the next three months.

   During the three and nine month periods ending June 30, 2003, the Company reclassified into earnings a net loss of approximately $1.0 million and $1.7 million, respectively, resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective; therefore no ineffectiveness was recorded in earnings.

   The Company also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a gain of approximately $0.2 million for the three and nine month period ended June 30, 2003.

   The Company also entered into an interest rate collar arrangement during October 2001 to protect $25.0 million of adjustable Term Loan debt (as defined below in Note 6). The fair value of the collar at June 30, 2003 was a liability of $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charged directly to other income (expense). There was no material impact on earnings for the three and nine month periods ended June 30, 2003.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its results of operations or financial position.

4) COMPREHENSIVE INCOME

   Comprehensive income consisted of the following (Dollars in thousands):

                                               For the Three Months Ended        For the Nine Months
                                                          June 30,                   Ended June 30,
                                               -----------     ----------       ----------- -----------
                                                    2003          2002             2003         2002
                                               -----------     ----------       ----------  -----------
     Net income                                $    6,383      $    2,282       $  10,116   $     3,588

     Foreign currency translation adjustment        2,996           4,622           7,181         5,320
     Unrealized gain (loss) on derivative
       instruments                                    116           (752)           (538)         (616)
                                               ----------      ----------       ---------   -----------
     Comprehensive income                      $    9,496      $    6,152       $  16,759   $     8,292
                                               ==========      ==========       =========   ===========

   Inventories consisted of the following (Dollars in thousands):

                                                  June 30,     September 30,
                                                    2003           2002
                                               ------------    -------------

     Raw materials                             $      8,871    $       7,514
     Work in process                                 12,222           10,196
     Finished goods                                  16,182           15,451
                                               ------------    -------------
                                               $     37,275    $      33,161
                                               ============    =============

   Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6) DEBT

   The Company's debt structure includes: (a) $98.0 million of senior subordinated notes ("Notes") due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and (b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $30.0 million of revolving loans for general corporate purposes and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the "Senior Bank Facilities"). The amounts outstanding on the Term Loans at June 30, 2003 were approximately $88.1 million. No amounts were outstanding under the Revolving Credit or U.K. overdraft facilities.

   Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at June 30, 2003.

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

   At June 30, 2003, the Company has recorded liabilities of approximately $4.8 million, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

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

Net Sales by Business Segment (Dollars in thousands):

                                      For the Three Months Ended         For the Nine Months Ended
                                                 June 30,                        June 30,
                                     -----------------------------      ----------------------------
                                            2003         2002               2003             2002
                                     -------------    ------------      ------------     -----------
     Safety Products                 $      68,269    $     55,034      $    176,953     $   150,417
     Safety Prescription Eyewear            10,165          11,118            30,463          30,662
     Specialty Composites                    8,289          10,283            24,710          27,682
                                     -------------    ------------      ------------     -----------
     Total                           $      86,723    $     76,435      $    232,126     $   208,761
                                     =============    ============      ============     ===========

   Inter-segment sales of the Specialty Composites segment to the Safety Products segment totaled $0.7 million and $1.3 million for the three months ended June 30, 2003 and 2002, respectively. Inter-segment sales totaled $2.3 million and $2.6 million for the nine months ended June 30, 2003 and 2002, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

   Profit by Business Segment and reconciliation to income before provision for income taxes (Dollars in thousands):

                                                    For the Three Months Ended     For the Nine Months Ended
                                                              June 30,                      June 30,
                                                    --------------------------     ---------------------------
                                                       2003             2002          2003             2002
                                                    -----------    -----------     -----------    ------------

     Safety Products                                $    14,472    $    10,590     $    35,677    $     29,268
     Safety Prescription Eyewear                            249            484             612           1,484
     Specialty Composites                                   631          1,468             918           2,452
                                                    -----------    -----------     -----------    ------------
     Segment profit                                      15,352         12,542          37,207          33,204

     Depreciation                                         2,812          2,868           8,175           7,976
     Amortization of intangibles                             62          1,570             194           4,686
     Interest                                             4,728          4,972          14,671          15,018
                                                    -----------    -----------     -----------    ------------
     Income before provision for income taxes       $     7,750      $   3,132     $    14,167    $      5,524
                                                    ===========    ===========     ===========    ============

   Segment profit is defined as operating income before depreciation, amortization, interest expense and income taxes and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

9) RESTRUCTURING CHARGE

   During fiscal 2001, the Company recorded a restructuring charge of $11.4 million relating to a plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

   The restructuring charge included cash charges of $2.3 million, which includes $1.8 million for severance and other separation costs to cover the reduction of 5% of the Company's work force and $0.5 million for other costs associated with this plan. The restructuring charge also included non-cash charges of $9.1 million, which includes $3.2 million for non-cancelable long-term lease obligations, $2.9 million for asset impairments, $2.4 million for inventory disposals and $0.6 million related to the sale of the Company's Ettlingen, Germany location, which is currently being marketed for sale.

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

   The following table displays the activity and balances of the restructuring reserve account for the nine months ended June 30, 2003 (Dollars in thousands):

                                   September 30,                    June 30,
                                        2002          Charges        2003
                                   ------------    -----------    ------------
    Employee termination costs     $        730    $     (376)    $        354
    Lease agreements                      2,352          (672)           1,680
    Loss on disposal of assets              700                            700
    Other                                    47           (45)               2
                                   ------------    -----------    ------------
    Total                          $      3,829     $    (777)    $      2,736
                                   ============    ===========    ============

   The Company expects the restructuring payments to be completed by the third quarter of fiscal 2005.

10). ACQUISITIONS

     On October 7, 2002, the Company acquired Industrial Protection Products, Inc. ("IPP") of Wilmington, Massachusetts for approximately $1.2 million. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of IPP have been included with those of the Company subsequent to October 7, 2002. If the acquisition had occurred at the beginning of fiscal 2002, the pro forma consolidated results would not be materially different from actual results for the nine months ended June 30, 2002.

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

                                   Three Months Ended               Nine Months Ended
                                         June 30,                         June 30,
                                ---------------------------    --------------------------
                                   2003            2002             2003         2002
                                ------------    -----------    ------------   -----------
     Net sales as reported      $    86,723     $    76,435    $    232,126       208,761
     Pro forma sales                 86,723          79,427         236,616       216,527

     Net income as reported     $     6,383     $     2,282    $     10,116       $ 3,588
     Pro forma net income             6,383           2,847          10,804         4,749

11)  SUBSEQUENT EVENTS

     On June 27, 2003, the Company signed an agreement with Cabot Corporation, subject to, among other things, the approval of the Company's bank lenders and receipt of financing, to redeem all of the common and preferred shares, including accrued dividends, held by Cabot for approximately $33.5 million. The Company expects to finance the redemption with a combination of cash and additional borrowings. This transaction is expected to close during the 4th quarter.

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

Restructuring - The Company recorded a restructuring charge in fiscal 2001 based on a plan to improve its competitive position and long-term profitability. The provision recorded was based on estimates of the expected costs associated with site closures, consolidation of products and product lines, disposal of assets, contract terminations or other costs directly related to the restructuring. To the extent that actual costs may differ from amounts recorded, revisions to the estimated reserves would be required. A reduction of $0.6 million was made during fiscal 2002 to account for new information made available during that year.

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

Revenue  Recognition  - The  Company  recognizes  revenue  when  title  and risk transfer to the customer, which is generally when the product is shipped to customers. At the time revenue is recognized, certain provisions may also be recorded including pricing discounts and incentives. In addition, an allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.

Results of Operations -- Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 Three Months Ended June 30,
                                               -----------------------------------------------------------------
                                                   2003               %               2002                %
                                              --------------   --------------    --------------    -------------
Net Sales
  Safety Products                               $    68,269              78.7       $    55,034             72.0
  Safety Prescription Eyewear                        10,165              11.7            11,118             14.5
  Specialty Composites                                8,289               9.6            10,283             13.5
                                                -----------       -----------       -----------      -----------
     Total net sales                                 86,723             100.0            76,435            100.0

Cost of Sales                                        45,767               52.8           40,024             52.4

Gross profit                                         40,956              47.2            36,411             47.6

Operating Expenses-
  Selling and administrative                         26,219              30.2            24,914             32.6
  Research and technical services                     1,462               1.7             1,493              2.0
  Amortization of intangibles                            62                --             1,570              2.1
  Other charges, net                                    735               0.9               330               --
                                                -----------       -----------       -----------      -----------
     Total operating expenses                        28,478              32.8            28,307             37.0

Operating income                                     12,478              14.4             8,104             10.6

Interest expense, net                                 4,728               5.5             4,972              6.5
                                                -----------       -----------       -----------      -----------
Income before provision for income taxes              7,750               8.9             3,132              4.1

Provision for income taxes                            1,367               1.5               850              1.1
                                                -----------       -----------               ---              ---
Net income                                      $     6,383               7.4       $     2,282              3.0
                                                ===========       ===========       ===========      ===========

Net Sales. Net sales in the three months ended June 30, 2003 increased 13.5% to $86.7 million from $76.4 million in the three months ended June 30, 2002. The increase in net sales was primarily driven by the impact of foreign exchange, acquisitions and organic growth in the Safety Products segment was partially offset by declines in the Safety Prescription Eyewear and Specialty Composites segments. The weakness of the U.S. dollar relative to other currencies, and acquisitions, favorably impacted net sales by $4.9 million and $3.4 million, respectively. The Safety Products segment net sales in the three months ended June 30, 2003 increased 24.0% to $68.3 million from $55.0 million in the three months ended June 30, 2002. The increase in net sales resulted from a 10.1% increase due to organic growth, an 8.8% increase due to foreign exchange and a 5.2% increase due to acquisitions. The increase in organic growth is primarily due to product innovations. The Safety Prescription Eyewear segment sales for the three months ended June 30, 2003 decreased 8.6% to $10.2 million from $11.1 million in the three months ended June 30, 2002. The decrease in volume was partially offset by a 5.0% increase due to acquisitions. The Safety Prescription Eyewear segment sales have been negatively impacted by the continued reduction in manufacturing employment in North America. The Specialty Composites segment sales in the three months ended June 30, 2003 decreased 19.4% to $8.3 million from $10.3 million in the three months ended June 30, 2002. The decrease was primarily driven by volume declines in the truck market and the electronics segment of the precision equipment market, which includes computers and personal communications system ("PCS") applications.

Gross Profit. Gross Profit in the three months ended June 30, 2003 increased 12.5% to $41.0 million from $36.4 million in the three months ended June 30, 2002. The increase in gross profit is primarily due to productivity improvements, the impact of foreign exchange and acquisitions. Gross Profit as a percentage of net sales in the three months ended June 30, 2003 was 47.2% as compared to 47.6% in the three months ended June 30, 2002. The change in the gross profit percentage is primarily due to product mix.

Operating Expenses. Operating expenses in the three months ended June 30, 2003 increased 0.6% to $28.5 million from $28.3 million in the three months ended June 30, 2002. The increase was primarily driven by an increase in selling and administrative expenses and other charges, net partially offset by a decrease in amortization expense. Selling and administrative expenses in the three months ended June 30, 2003 included approximately $0.8 million of incremental expenses due to acquisitions and $1.0 million due to the weakness of the U.S dollar. The increase in other charges, net was primarily driven by foreign exchange losses. Amortization expense decreased approximately $1.5 million due to the adoption of SFAS No. 142. SFAS No. 142 requires the Company to no longer amortize goodwill and other intangibles with indefinite useful lives. Had the provisions of SFAS No. 142 been adopted in the three months ended June 30, 2002, amortization expense would have been reduced by approximately $1.5 million. Selling and administrative expenses as a percentage of net sales decreased to 30.2% in the three months ended June 30, 2003 as compared to 32.6% in the three months ended June 30, 2002.

Operating Income. Primarily as a result of the factors mentioned above, operating income increased 54.0% to $12.5 million in the three months ended June 30, 2003 from $8.1 million in the three months ended June 30, 2002. Operating income as a percentage of net sales in the three months ended June 30, 2003 increased to 14.4% as compared to 10.6% in the three months ended June 30, 2002.

Interest Expense, Net. Interest expense, net in the three months ended June 30, 2003 decreased 4.9% to $4.7 million from $5.0 million in the three months ended June 30, 2002.

Provision For Income Taxes. The provision for income taxes in the three months ended June 30, 2003 was $1.4 million as compared to $0.9 million in the three months ended June 30, 2002. The effective tax rates in the three months ended June 30, 2003 and 2002 was different from the statutory rate due to the mix of income between the Company's foreign subsidiaries and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated net operating losses. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

Net Income. For the three months ended June 30, 2003 the Company had net income of $6.4 million as compared to $2.3 million for the three months ended June 30, 2002.

Results of Operations -- Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

                              Results of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          Nine Months Ended June 30,

                                                      -------------------------------------------------------------------
                                                           2003                %                2002                 %
                                                      -----------      ------------       ------------       ------------
    Net Sales
      Safety Products                                 $   176,953              76.2        $   150,417              72.1
      Safety Prescription Eyewear                          30,463              13.1             30,662              14.7
      Specialty Composites                                 24,710              10.7             27,682              13.2
                                                      -----------       -----------        -----------       -----------
         Total net sales                                  232,126             100.0            208,761             100.0

    Cost of Sales                                         121,324              52.3            110,312              52.8

       Gross profit                                       110,802              47.7             98,449              47.2

    Operating Expenses-
      Selling and administrative                           75,407              32.5             68,602              32.9
      Research and technical services                       4,671               2.0              4,251               2.0
      Amortization of intangibles                             194               0.1              4,686               2.2
      Other charges, net                                    1,692               0.7                368               0.2
                                                      -----------       -----------        -----------       -----------
         Total operating expenses                          81,964              35.3             77,907              37.3

    Operating income                                       28,838              12.4             20,542               9.8

    Interest expense, net                                  14,671               6.3             15,018               7.2
                                                      -----------       -----------        -----------      ------------
     Income before provision for income taxes              14,167               6.1              5,524               2.6

    Provision for income taxes                              4,051               1.7              1,936               0.9
                                                      -----------       -----------              -----               ---
    Net income                                             10,116               4.4              3,588               1.7
                                                      ===========       ===========        ===========      ============

Net Sales. Net sales in the nine months ended June 30, 2003 increased 11.2% to $232.1 million from $208.8 million in the nine months ended June 30, 2002. The increase in sales was primarily driven by the impact of foreign exchange, organic growth in the Safety Products segment and acquisitions partially offset by volume declines in the Specialty Composites and Safety Prescription Eyewear segments. The weakness of the U.S. dollar relative to other currencies, and acquisitions, favorably impacted net sales by $10.9 million and $8.2 million, respectively. The Safety Products segment net sales in the nine months ended June 30, 2003 increased 17.6% to $177.0 million from $150.4 million in the nine months ended June 30, 2002. The increase in net sales resulted from a 6.9% increase due to organic growth, a 7.1% increase due to foreign exchange and a 3.6% increase due to acquisitions. The Safety Prescription Eyewear segment sales for the nine months ended June 30, 2003 decreased 0.6% to $30.5 million from $30.7 million in the nine months ended June 30, 2002. The decrease in net sales resulted from a 10.1% reduction in volume partially offset by a 9.0% increase from acquisitions and a 0.5 % increase due to foreign exchange. The reduction in volume experienced by the Safety Prescription Eyewear segment is a result of the continued decline in industrial manufacturing employment in North America. The Specialty Composites segment net sales in the nine months ended June 30, 2003 decreased 10.7% to $24.7 million from $27.7 million in the nine months ended June 30, 2002. The decrease was primarily driven by volume declines in the automotive market, the truck market and the electronics segment of the precision equipment market, which includes computers and personal communications system ("PCS") applications.

Gross Profit. Gross profit in the nine months ended June 30, 2003 increased 12.5% to $110.8 million from $98.4 million in the nine months ended June 30, 2002. The increase in gross profit is primarily due to the impact of foreign exchange, productivity improvements and acquisitions. Gross profit as a percentage of net sales in the nine months ended June 30, 2003 improved to 47.7% as compared to 47.2% in the nine months ended June 30, 2002. The increase in the gross profit as a percentage of net sales is primarily due to product mix, foreign exchange, and productivity improvements.

Operating Expenses. Operating expenses in the nine months ended June 30, 2003 increased 5.2% to $82.0 million from $77.9 million in the nine months ended June 30, 2002. The increase in operating expenses was primarily driven by an increase in selling and administrative expenses, research and technical services and other charges, net partially offset by a decrease in amortization expense. Selling and administrative expenses included approximately $2.5 million of incremental expenses due to acquisitions, $2.5 million due to the weakness of the U.S dollar as well as increased spending for product launches and marketing support. Research and technical services expense increased $0.4 million related to new product development. The increase in other charges, net was primarily due to foreign exchange losses. Amortization expense decreased approximately $4.5 million due the adoption of SFAS No. 142. SFAS No. 142 requires the Company to no longer amortize goodwill and other intangibles with indefinite useful lives. Amortization expense would have been reduced by approximately $4.5 million had the provisions of SFAS No. 142 been adopted in the nine months ended June 30, 2002. Selling and administrative expenses as a percentage of net sales decreased to 32.5% in the nine months ended June 30, 2003 as compared to 32.9% in the nine months ended June 30, 2002.

Operating Income. Primarily as a result of the factors mentioned above, operating income increased 40.4% to $28.8 million in the nine months ended June 30, 2003 from $20.5 million in the nine months ended June 30, 2002. Operating income as a percentage of net sales in the nine months ended June 30, 2003 increased to 12.4% as compared to 9.8% in the nine months ended June 30, 2002.

Interest Expense, Net. Interest expense, net in the nine months ended June 30, 2003 decreased 2.3% to $14.7 million from $15.0 million in the nine months ended June 30, 2002. The decrease is attributed to lower weighted average borrowings and interest rates in effect for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002.

Provision For Income Taxes. The provision for income taxes increased to $4.1 million in the nine months ended June 30, 2003 from $1.9 million in the nine months ended June 30, 2002. The effective tax rates in the nine months ended June 30, 2003 and 2002 was different from the statutory rate due to the mix of income between the Company's foreign subsidiaries and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries generated net operating losses. The domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

Net Income. For the nine months ended June 30, 2003 the Company had net income of $10.1 million as compared to $3.6 million for the nine months ended June 30, 2002.

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

Effects of Economic Conditions

Softening of the North American economy began during the first fiscal quarter of 2001. Since that time the overall economic downturn has resulted in declines in manufacturing employment and overall consumer confidence. These reductions have had a significant impact on the revenues of the Safety Prescription Eyewear and Specialty Composites segments. The Safety Products segment, which has experienced revenue growth in the first nine months of fiscal 2003, has been able to offset these declines through continued product innovations. There can be no assurances, given the current economic conditions, that the Safety Products segment will maintain these trends for the remainder of this fiscal year and beyond.

Liquidity and Capital Resources

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

The Company's debt structure includes: (a) $98.0 million of Senior Subordinated Notes ("Notes") due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, and
(b) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $30.0 million of revolving loans for general corporate purposes and, (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the "Senior Bank Facilities"). The amounts outstanding on the Term Loans at June 30, 2003 were approximately $88.1 million. No amounts were outstanding under the Revolving Credit or U.K. overdraft facilities.

Under the terms of both the Senior Bank Facilities and the Notes indenture, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at June 30, 2003.

During the first quarter of fiscal 2002, the Company's Board of Directors authorized management to repurchase from time to time, a portion of the Company's Notes, subject to market conditions and other factors. No assurances can be given as to whether or when or at what price such purchases will occur. Subsequently, pursuant to a first amendment to the Senior Bank Facilities, the Company purchased and retired $2.0 million of the Notes during the first quarter of fiscal 2002.

Maturities under the Company's Term Loans are: approximately $3.2 million for the remainder of fiscal 2003, $17.3 million in fiscal 2004, and $67.6 million thereafter. The Company is required to make interest payments with respect to both the Senior Bank Facilities and the Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

The Company's net cash provided by operating activities for the nine months ended June 30, 2003 totaled $28.1 million as compared to $14.9 million for the nine months ended June 30, 2002. The increase of $13.2 million was primarily due to a $10.8 million improvement in the Company's net changes in assets and liabilities and an increase of $2.4 million in net income adjusted for non-cash charges (depreciation, amortization, deferred taxes and other). The Company's net changes in assets and liabilities were primarily driven by an increase in cash from receivables, accounts payable, accrued liabilities, income taxes payable and inventory partially offset by a reduction of other, net.

Net cash used by investing activities was $18.6 million for the nine months ended June 30, 2003 as compared to $13.2 million for the nine months ended June 30, 2002. The increase of $5.4 million in net cash used by investing activities is primarily attributed to an increase in acquisitions of $3.8 million and an increase in capital expenditures of $1.6 million.

Net cash used by financing activities for the nine months ended June 30, 2003 was $9.8 million compared with net cash used by financing activities for the nine months ended June 30, 2002 of $8.4 million. The change of $1.4 million is primarily due to an increase in the repayment of Term Loans partially offset by no repayment for the Notes in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002.

On June 27, 2003, the Company signed an agreement with Cabot Corporation, subject to, among other things, the approval of the Company's bank lenders and receipt of financing, to redeem all of the common and preferred shares, including accrued dividends, held by Cabot for approximately $33.5 million. The Company expects to finance the redemption with a combination of cash and additional borrowings. This transaction is expected to close during the 4th quarter.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. In developing the expected long-term rate of return assumption, the Company's management evaluates input from outside investment advisors and actuaries as of the measurement date. Beginning in fiscal year 2000, the actual assets returns for the Company's pension plan have been adversely affected by the continued deterioration in the equity markets. During that time, the asset returns on the Company's pension plan have been negative. Although short-term trends have been negative, the Company believes that an 8.5% long-term rate of return on plan assets is reasonable based on historical trends over a 20-30 year period. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on pension expense. The discount rate has also declined from 7.75% to 6.75% during the same period. The Company bases the discount rate on the Aa Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.2 million impact on pension expense.

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

The Company has a substantial amount of indebtedness. The Company relies on internally generated funds, and to the extent necessary, on borrowings under the Revolving Credit Facility (subject to certain customary drawing conditions) to meet its liquidity needs. The Company anticipates that operating cash flow will be adequate to meet its operating and capital expenditure requirements for the next several years, although there can be no assurances that existing levels of sales and normalized profitability, and therefore cash flow, will be maintained. In particular, since fiscal 2001, the Company has been affected by the significant slowdown in the manufacturing sector of the economies in which the Company markets its products and the related reductions in manufacturing employment, exacerbated by the impact of the terrorist events of September 11, 2001. The Company expects to arrange for new financing of both the Senior Bank Facilities and the Notes before the maturity of the Senior Bank Facilities in June 2005. There can be no assurances that any additional financing or other sources of capital will be available to the Company at acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Foreign Currency Risk

The Company's results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. Since the acquisition of Peltor, the Company's operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast with the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in European operations. The Company has utilized forward foreign currency contracts for transaction and cash flow exposures. During the nine months ended June 30, 2003, cash flow hedge losses were $1.7 million and gains on transaction exposures were $0.2 million. In addition, the Company limits foreign exchange impacts on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of forward foreign currency contracts, the Company has recorded a derivative payable of $0.5 million as of June 30, 2003. The forward foreign currency contracts will expire over the next three months.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2003 and have determined that such disclosure controls and procedures are effective.

Changes in Controls and Procedures

During the quarter ended June 30, 2003, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially, affect the Company's internal control over financial reporting.

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

At June 30, 2003, the Company has recorded liabilities of approximately $4.8 million, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2007 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Cabot agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

     Item 2.      Changes in Securities and Use of Proceeds
             None.

     Item 3.      Defaults Upon Senior Securities
             None.

     Item 4.      Submission of Matters to a Vote of Security Holders
             None.

     Item 5.      Other Information

On June 27, 2003, the Company signed an agreement with Cabot Corporation, subject to, among other things, the approval of the Company's bank lenders and receipt of financing, to redeem all of the common and preferred shares, including accrued dividends, held by Cabot for approximately $33.5 million. The Company expects to finance the redemption with a combination of cash and additional borrowings. This transaction is expected to close during the 4th quarter.

     Item 6.      Exhibits and Reports on Form 8-K

                  a) See Index of Exhibits on page 31 hereof.

                  b) Reports on Form 8-K

                  On May 15, 2003, the Company filed a Current Report on Form 8-K to announce its second quarter results of operations.

                  On July 24, 2003, the Company filed a Current Report on Form 8-K to announce its third quarter results of operations and share redemption.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 14, 2003              AEARO CORPORATION

                                     /s/ Jeffrey S. Kulka

                                     ----------------------------------
                                     Jeffrey S. Kulka

                                     Vice President, Chief Financial
                                     Officer, Treasurer, and
                                     Secretary
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index

EXHIBITS                DESCRIPTION
---------               ------------

31.1                    Certification of Principal Executive Officer
31.2                    Certification of Principal Financial Officer