Form 10-K
period 2003-09-30
AEARO CORP
filed 2003-12-29
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2003

                         Commission file number 0-26942

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

          As of December 22, 2003, all voting and non-voting common equity of the Registrant was held by affiliates of the Registrant.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of December 22, 2003 was 59,412.5.

                                TABLE OF CONTENTS

Part I                                                                        3
   Item 1.  Business..........................................................3
   Item 2.  Properties.......................................................11
   Item 3.  Legal Proceedings................................................12
   Item 4.  Submission of Matters to a Vote of Security Holders..............13
Part II                                                                      14
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters......................................................14
   Item 6.  Selected Financial Data..........................................15
   Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................17
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......24
   Item 8.  Financial Statements and Supplementary Data......................26
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................54
   Item 9A. Controls and Procedures..........................................55
PART III                                                                     56
   Item 10. Directors and Executive Officers.................................56
   Item 11. Executive Compensation...........................................59
   Item 12. Security Ownership of Certain Beneficial Owners and
                Management...................................................63
   Item 13. Certain Relationships and Related Transactions...................65
   Item 14. Principal Accountant Fees and Services...........................68
PART IV                                                                      69
   Item 15. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K..................................................69

                                     PART I

Item 1.  Business

General
Aearo Corporation, a Delaware corporation ("Aearo"), and its direct wholly owned subsidiary, Aearo Company I, doing business as Aearo Company, a Delaware corporation (the "Subsidiary"), are collectively referred to herein as the "Company". The Company is one of the leaders in the hearing, eye, face, head and respiratory protection segments of the personal protection equipment ("PPE") market worldwide. PPE encompasses all articles of equipment and clothing worn for the purpose of protecting against bodily injury, including safety eyewear and goggles, earmuffs and earplugs, respirators, hard hats, fall protection, gloves, safety clothing and safety shoes. The Company manufactures and sells hearing protection devices, communication headsets, prescription and non-prescription safety eyewear, face shields, reusable and disposable respirators, fall protection, hard hats and first aid kits in more than 70 countries under its well-known brand names: AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). The Company attributes its leading market positions to:


 - Strong, well-recognized brand names
 - A reputation for providing innovative, quality products
 - Intensive coverage of multiple distribution channels targeting a wide array of end-users
 - One of the industry's broadest product offerings, and
 - A commitment to providing the highest level of customer service.

The Company also manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. These products are marketed under its brand name E-A-R(R) Specialty Composites. Aearo derives all of its operating income and cash flow from the Subsidiary, and its only material assets are the shares of common stock of the Subsidiary that Aearo owns. Other than its ownership of the Subsidiary and its guarantee of the indebtedness of the Subsidiary, Aearo has no business or operations. Aearo was incorporated in the State of Delaware in June 1995. Detailed information with respect to the Company's segment reporting is presented in Note 14 of Notes to Consolidated Financial Statements of Aearo Corporation contained in Item 8 hereof.


Segments
The Company operates three business segments. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, fall protection equipment and first aid kits in more than 70 countries under its well-known brand names: AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). The Safety Products segment accounted for approximately 77% of the Company's net sales in fiscal 2003 and approximately 73% in fiscal 2002 and fiscal 2001, respectively.

The Safety Prescription Eyewear segment manufactures and sells products under the AOSafety(R) brand name that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end-user's prescription, and then assembles the glasses using the end-user's choice of frame. The Safety Prescription Eyewear segment accounted for approximately 13% of the Company's net sales in fiscal 2003 and approximately 14% in fiscal 2002 and fiscal 2001, respectively.

The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock problems in other manufacturers' products. Specific product applications for Specialty Composites' materials, technology and engineering expertise include thermal acoustic systems in business and regional jet aircraft; protective and performance-enhancing components in precision electronic equipment; thermal and acoustic treatments for heavy-duty trucks; and treatments to control noise, vibration and shock in a wide range of industrial and commercial equipment. Specialty Composites also produces specially formulated  foam  used  in the  manufacture  of the  Safety  Products  segment's polyvinyl chloride ("PVC") and polyurethane ("PU") earplugs. Specialty Composites accounted for approximately 10% of the Company's net sales in fiscal 2003 and approximately 13% in fiscal 2002 and fiscal 2001, respectively.

Products - Safety Products Segment
Within Safety Products, the Company classifies its products in five main categories: hearing protection and communication headsets; eye protection; face and head protection; respiratory protection; fall protection and other protection products. These products serve a variety of end users, such as in the construction, heavy machinery, airport, forestry, textile, mining, military, motor sports, health care and two-way radio markets.

Hearing Protection and Communication Headsets: The Company's hearing protection products primarily consist of disposable earplugs, reusable earplugs, earmuffs, and communication headsets. The Company has been a leader in hearing conservation research and development since 1972, when it first introduced the PVC disposable earplug. Today, this product is known as the "Classic(R)" and its color yellow is a registered trademark in the United States of America, Canada, Belgium, Netherlands and Luxembourg, and is recognized throughout the world. This product, and the recently introduced and patented SuperFit(R) product, is designed to be "rolled down" or compressed before being inserted into the ear, and, as a result of its unique slow recovery characteristics, the plug slowly expands (or "recovers") to fill the ear canal and provide the desired protection. In addition, the Company manufactures a full line of disposable polyurethane earplugs, including its E-Z-Fit(R), TaperFit(R), and E-A-Rsoft(R) products. The Company's disposable earplugs are available corded and uncorded and in a variety of packaging options.

In the reusable earplug segment of the market, the Company offers its patented UltraFit(R) and E-A-R(R) Express(R) products. The E-A-R(R) Express(R) product features a polyurethane pod and a short plastic stem to facilitate sanitary and easy insertion of the plug into the ear. The Company also offers the "Flex"(TM) line of "semi-aural" banded products. These products feature articulating arms that allow for use in multiple positions and for easy storage around the neck. The Company manufactures, assembles and sells a broad line of earmuffs and communication headsets under its Peltor brand. The Company is a leader in providing noise attenuating headsets and wireless and hardwire communication headsets. These products provide protection from harmful high and low frequency noise and also allow for easy communication in noisy or remote environments. The Company also offers auditory systems products, which are sold to audiologists and are used in the testing of hearing.

In 2003 E-A-R Push-Ins(TM) were introduced, offering all the performance and convenience of a reusable earplug for the price of a disposable earplug. The product's flexible stem allows for easy insertion and removal with no rolling down, and the patented foam tip is sized to mold comfortably to fit virtually every size of ear canal. The quick and easy fit and sure seal combine to provide high noise attenuation.

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


     Plano (Non-prescription) Eyewear. Plano eyewear accounts for the majority of the Company's sales in this category and encompasses a full range of protective needs including visitor spectacles, over-the-glass, single lens and dual lens products. Within these categories are a variety of styles, frame colors and lens options in addition to a number of adjustability and comfort options. Many of these AOSafety(R) products feature our DX(R) coating, combining the benefits of chemical and scratch resistance with anti-fog. Flywear(TM), Maxim(TM), X-SeriesTM, MetaliksTM and X.SportTM eyewear offer modern sport styling with numerous comfort features. NuvoTM eyewear has the classic dual lens look reinterpreted for today's worker. Lexa(R) eyewear blends a wrapping, single lens with a lightweight, frameless design. Virtua(TM) offers stylish eyewear at an economical price. Visitor spectacles and over-the-glass products are represented by Seepro(R) and Tourguard(R) eyewear.


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

Respiratory Protection: Respiratory protection products are used to protect against the harmful effects of contamination and pollution caused by dust, gases, fumes, sprays and other contaminants. The Company offers a broad line of disposable dust and mist masks, cartridge-equipped quarter, half and full-face respirators, and "escape" respirators (a single-use respirator for emergencies) under the AOSafety(R) brand. Pleats PlusTM offers the latest design in particulate respirators. QuickLatch(R) half mask respirators offer an innovative, patented on-and-off latching system that can be accomplished with just one hand.

Fall Protection: The Company offers a line of fall protection equipment under the SafeWaze(TM) brand name as a result of the acquisition of VH Industries, Inc. in March of 2003.

Other Protection Products: The Company also offers first aid kits predominantly through the Consumer/Do-It-Yourself (DIY) market. First aid kits are either for general use or for industrial or commercial uses. Additional products in this group include safety vests, flagging tape, and safety cones.


Products - Safety Prescription Eyewear Segment

The Company's Safety Prescription Eyewear ("SRx") products are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company purchases component parts (lenses and the majority of its frames) from various suppliers, grinds and shapes the lenses to the end user's prescription, and then assembles the glasses using the end user's choice of frame. The Company views its ability to provide individual attention to each patient through Company-employed, as well as independently contracted eyecare professionals as an essential part of its SRx business. These products serve a wide variety of end user markets such as utilities, transportation, industrial manufacturing and federal, state and local governments.


Products - Specialty Composites Segment

The Company's Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock. Specialty Composites' products fall into three broad categories: (i) barriers and absorbers for airborne noise control, (ii) damping and isolation products for vibration and shock control, and (iii) energy control products for vibration, shock control and comfort management. Some examples of end user applications for such materials include noise- and vibration-damping materials used in under-hood and cab treatments for transportation equipment such as Class 8 heavy trucks, as well as shock protection parts for electronic devices such as computer hard disk drives, servers and highly damped proprietary materials for the interior cabins of business and regional jet aircraft. The Company's products include Tufcote(R) polyurethane foams for acoustical applications, Confor(R) heavily damped viscoelastic foams for ergonomic cushioning applications and shock protection and Isodamp(R) foams for the reduction of mechanical vibration, noise and shock. Specialty Composites also produces the specially formulated foams used in the manufacture of Safety Products' earplugs. The principal strengths of Specialty Composites are its specialized polyurethane formulations, its thin-sheet casting capability, its composite technologies and its applications and materials engineering. These strengths allow the Company to manufacture in a single process, high value-added composites using casting, extrusion and molding processes.

Sales and Marketing

The Company divides its sales and marketing force into its three business segments, as follows:


Sales and Marketing - Safety Products Segment

Within Safety Products, sales are managed through five channels: North American Industrial Distribution; Consumer/Do-It-Yourself ("DIY"); Europe, construction and International. Each of these channels has its own sales force and its own distinct yet synergistic sales strategies. In addition, through the acquisitions of Peltor(R) and Norhammer, the Company significantly expanded its sales coverage, including a dedicated effort to serve the specialty communications earmuff market. The Company also produces versions of the PVC plug for many international airlines for inclusion in their amenity kits.

          North American Industrial Distribution (NAI). This is the largest sales channel for Safety Products and includes approximately 1,041 North American distributors and dealers of which, approximately 213 qualify for the Dialog(TM) rebate program. Participation in the Dialog(TM) program requires minimum annual purchase levels while encouraging support across the full product line. Dialog distributors qualify for annual volume and growth rebates, and cooperative advertising. The Company also offers Dialog(TM) distributors financial incentives for establishing electronic order entry/invoicing interfaces with the Company, and for developing marketing programs that promote the Company's products.

          Consumer. Under the AOSafety(R) brand name, the Company is North America's leading supplier of personal safety products. The AOSafety(R) brand offers a wide variety of quality products to meet existing and emerging consumer personal safety needs in many marketplaces. Within the Hardware/Do-it-Yourself marketplace, AOSafety(R) is the primary brand carried by The Home Depot, Ace Hardware, TruServ Corporation, Lowe's Home Improvement Warehouse and other retailers. AOSafety(R) also has the leading position in the sporting goods safety marketplace and AOSafety(R) products are marketed in the lawn and garden, paint, drug and mass merchandise channels.

          Europe. The Company has a significant presence in Europe with manufacturing facilities in England, Sweden, and France, and sales offices in the U.K., Sweden, Norway, Germany, France, Italy and Spain. The Company's historical strength in this market has been in passive hearing protection products (E-A-R(R)) sold through over 1000 industrial distributors, and Peltor Communications products sold to the military, sport shooting, and rally sports market segments. AOSafety is the number one prescription eyewear brand in France.

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

Aircraft Market. Specialty Composites provides integrated thermal acoustic systems for aircraft manufacturers and refurbishers worldwide. Designed primarily for business and regional jets, the systems include high performance, weight-efficient, multi-function composites that the Company has developed specifically to meet the requirements of aircraft applications and meet FAA regulations.

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

Heavy-duty Truck Market. Focusing mainly on Class 5 through Class 8 vehicles, Specialty Composites' strategy in the truck market has been to assist manufacturers in meeting regulatory pass-by noise standards and thermal underhood and in-cab requirements in differentiating vehicles. Incorporating acoustical foams, barriers and multi-function composite products, thermal and acoustic treatment packages are designed for maximum performance and minimum installation labor.

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


Research and Development - Safety Products Segment

The Company believes that its Research and Development facilities, personnel and programs are among the best in the PPE industry. Since its inception in 1972, the Company's ultimate predecessor, the former E-A-R(R) (Energy Absorbing Resins) Division of Cabot Corporation ("Cabot"), has been a leader in the development of technology for understanding noise, measuring noise and hearing loss, and in developing products and programs to encourage hearing protection and conservation. In order to test the efficacy of its hearing protection products, the Company owns and operates a National Voluntary Laboratory Accreditation Program ("NVLAP") laboratory in the United States. The Company also operates sound chambers and testing facilities in the United States and Sweden that measure the performance of its materials and designs. With these and other capabilities, the Company believes it is a leader in the development of both passive and active hearing protection products. Similarly, the Company believes that it has been a pioneer and leader in the development and testing of safety eyewear as extensive facilities are operated for the design and testing of these products. The Company also has facilities for the design and testing of respiratory safety equipment. Many of the Research and Development personnel of the Company are recognized experts in the safety products industry and are members of various committees of standard setting organizations.


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

Although the Company outsources the production of less than 25% of its assembled parts and products to various manufacturers, the Company has found resource availability, abundant supplier competition and infrastructure stability in the Far East to provide favorable supply opportunities.


Manufacturing and Distribution Operations

The Company maintains a high degree of vertical integration, allowing it to manufacture over 75% of the products that it sells. The Company's strengths include the manufacture of foams (casting, molding and fabricating) for Specialty Composites' products (including the foam used in the manufacture of PVC and PU earplugs); high speed assembly and packaging of earplugs; plastic injection molding, coating and assembly of non-prescription eyewear; and assembly, grinding, polishing and coating of prescription eyewear. The Company also utilizes a limited number of contract manufacturers in the United States of America, Mexico, and Europe to supplement internal operations and to assemble and/or manufacture products where the Company does not have world class processing capabilities. The Company uses selected Asian suppliers for some product lines to complement Company manufactured products and fill in product families, where it is advantageous to minimize capital expenditures and accelerate new product introductions. The Company will continue to use contract manufacturers where appropriate to remain competitive and maximize profit margins. Consistent across all of the Company's manufacturing operations is an emphasis on producing high quality products. Currently, all of the Company's manufacturing facilities have been awarded ISO 9002 or ISO 9001 certification, indicating that the Company has achieved and sustained a high degree of quality and consistency with respect to its products. The Company has also attained QS 9000 certification for the Specialty Composites operations in Indianapolis and Newark. The Company believes that ISO certification is an increasingly important selling feature both domestically and internationally, and certain customers require ISO certification from all their vendors.

The Company's products are generally shipped within several days from the receipt of a purchase order. As a result, backlog is not material to the Company's business.


Manufacturing and Distribution Operations - Safety Products Segment

The Company's Indianapolis, Indiana plant is the largest earplug manufacturing facility in the world. It fabricates, molds, assembles and packages hundreds of millions of pairs of earplugs annually, utilizing automated, high-speed assembly and packaging equipment. The economies of scale present in this operation are unique in the hearing protection products industry and management believes that they offer the Company a competitive advantage in lowering costs. The plant's high-speed robotic fabrication, assembly and packaging of earplugs facilitate cost-savings, high-volume production and improved cycle times and inventory management. The Southbridge, Massachusetts facility is the Company's largest manufacturing site and manufactures a wide variety of Personal Protection Equipment. These manufactured safety products include respiratory, plug and muff type hearing, head and face, and a broad offering of safety eyewear protection. All Company manufacturing sites have implemented a number of initiatives including lean manufacturing concepts and an extensive KAIZEN event schedule, resulting in significant improvements in the areas of safety, quality, cost, and customer service.

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



Manufacturing and Distribution Operations - Safety Prescription Eyewear Segment

The SRx production operations are comprised of two facilities located in the U.S., one in Canada and two in Europe. The U.S. locations are in Indiana and Oklahoma. In Canada, the Mississauga, Ontario plant fabricates prescription eyewear and, together with a small customer service operation in Montreal, produces SRx products for the Canadian market. In both Poynton, England and Joinville, France, the Company has small SRx laboratories that perform edging and assembly operations and serve primarily the U.K. and French market, respectively. The remaining facilities possess lens surfacing, edging, grinding and coating machinery capable of handling glass, plastic and polycarbonate lenses. The lenses are then fitted into frames and the finished product is shipped to customers. These facilities currently manufacture and distribute approximately 500,000 pairs of safety prescription glasses annually. Prescription eyewear fulfillment is predominantly by US Postal Service.


Manufacturing and Distribution Operations - Specialty Composites Segment

Specialty Composites' products are manufactured in Indianapolis, Indiana, and Newark, Delaware. The Indianapolis plant supplies specially formulated foam for the Company's earplugs, manufactures and fabricates sheet and roll PVC and polyurethane materials and molds polyurethanes. This facility also houses technical support functions, including research and development, applications engineering, sales and marketing administration, quality assurance and customer service support. The Newark, Delaware, facility manufactures polyurethane foams and houses the Company's proprietary, thin sheet foam casting line, which permits the casting of both sheet and composite materials, including facings and substrates, in a single pass through the line. Product development for this facility is onsite.


Competition and the Personal Protection Equipment Market

The PPE market is highly fragmented as a large number of relatively small, independent manufacturers with limited product lines serve the PPE market. The Company estimates that there are several hundred manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States of America, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of less than $15 million, to a small number of multinational corporations with annual sales in excess of $100 million. The Company believes that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand name recognition and, to a lesser extent, price. From a positive competitive standpoint, the Company believes it is currently well situated, primarily because of its large size and its broad product offerings, to compete in this fragmented industry. The Company enjoys certain economies of scale that are not available to smaller competitors. The Company's advanced distribution center further facilitates timely and accurate deliveries. However, the industry has undergone some degree of consolidation that could potentially increase long-term competitive pressures on the Company.

Several manufacturers compete in noise and vibration control, but few if any competitors offer the complete range of technology and energy-control materials as Specialty Composites. Thus the Company is able to differentiate itself by bundling its technology, engineering and wide ranges of proprietary products into energy control solutions or systems that add value to customers' products and supply chain management. In markets where technology is of particular value, Specialty Composites is able to command better margins, but price is a significant factor in other highly competitive markets sectors in which the Company participates.

Employees

As of September 30, 2003, the Company had 1,603 employees, of whom 989 were primarily engaged in manufacturing, 429 in sales, marketing and distribution, 55 in research and development and 130 in general and administrative. The Company believes its employee relations are good. The Company has one domestic U.S. facility that employs union members. This facility, located in Plymouth, Indiana, employs 72 members of the International Union of Electronic, Electrical, Salaried, Maritime and Furniture Workers (out of a total of 79 employees), and the Company's relations with these union members are fully satisfactory. The union contract expires on June 26, 2004.


Patents and Trademarks

The Company owns and has obtained licenses to various domestic and foreign patents, patent applications and trademarks related to its products, processes and business. The Company places significant value on its trademark for the color yellow for earplugs in the United States and Canada and on its overall patent portfolio. However, no single patent or patent application is material to the Company. The Company's patents expire at various times in the future not exceeding 20 years.


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


Environmental Matters

The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. The Company believes that it is in substantial compliance with all such laws and regulations. The Company has an active program to ensure environmental compliance and achievement of environmental goals and objectives. The Company will continue to implement Environmental Management Systems at its manufacturing facilities. In October 2003, the Company's Varnamo, Sweden facility achieved ISO 14001 certification.

Item 2.  Properties


The Company owns and/or leases facilities in the United States of America, Canada, and Europe. The following table sets forth the location of each, its square footage and the principal function as of December 23, 2003.


                             Approx
Location                   Square Ft Function

SAFETY PRODUCTS
Southbridge, Massachusetts   198,984 Manufacturing/Administration
Indianapolis, Indiana (1)    226,794 Distribution/Customer Service
Indianapolis, Indiana         81,540 Manufacturing/Corporate Headquarters
Poynton, England (2)          74,331 Manufacturing/Distribution/Customer Service
Varnamo, Sweden              124,130 Manufacturing/Distribution/Customer Service
Ettlingen, Germany            14,661 Manufacturing/Distribution/Customer Service
Concord, North Carolina       17,500 Manufacturing/Distribution/Customer Service
Paris, France                  1,894 Sales Office
Barcelona, Spain                 (*) Sales Office
Milan, Italy                     (*) Sales Office
Barrie, Ontario, Canada        4,768 Manufacturing/Distribution/Customer Service
Oslo, Norway                   6,300 Sales/Distribution/Customer Service
Joinville-le-Pont, France     10,200 Sales/Distribution/Customer Service

SAFETY PRESCRIPTION EYEWEAR
Chickasha, Oklahoma           35,000 Manufacturing/Customer Service
Plymouth, Indiana              9,500 Manufacturing/Customer Service
Mississauga, Ontario, Canada  12,300 Manufacturing/Customer Service
Montreal, Quebec, Canada       1,800 Customer Service
Brooklyn Park, Maryland        1,200 Customer Service
Dundalk, Maryland              1,050 Customer Service
Newport News, Virginia         1,400 Customer Service
Richmond, Virginia             1,800 Customer Service

SPECIALTY COMPOSITES
Indianapolis, Indiana        155,800 Manufacturing/Distribution/Customer Service
Newark, Delaware              79,650 Manufacturing/Distribution
Newark, Delaware              61,642 Warehouse/Distribution
---------------------
(1) This facility also serves as an international distribution center.

(2) This facility's primary function is manufacturing safety products.

(*) Less than 1,000 square feet.

The Company believes that its facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future. All of the Company's facilities are leased except for the following facilities owned by the Company: (i) the Safety Products manufacturing facility in Indianapolis, (ii) the Specialty Composites manufacturing/distribution facility in Indianapolis, (iii) the Specialty Composites manufacturing facility in Newark, (iv) the Peltor manufacturing/distribution facility in Varnamo, Sweden and (v) the Safety Products manufacturing facility in Ettlingen, Germany. The Company believes that it will be able to renew each of its leases upon their respective expiration dates on commercially reasonable terms. In addition, the Company believes that it would be able to lease suitable additional or replacement space on commercially reasonable terms.

Item 3.  Legal Proceedings

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale.

In addition, the Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Most of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Company, on the one hand, and Cabot and certain of its subsidiaries (the "Sellers"), on the other hand (the "1995 Asset Transfer Agreement"). In the 1995 Asset Transfer Agreement, so long as the Company makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify the Company against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against the Company or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, the Company has elected to pay the annual fee and intends to continue to do so. The Company could potentially be liable for claims currently retained by Sellers if the Company elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in the Stock Purchase Agreement that it and the Company entered into on June 27, 2003 (providing for the sale by Cabot to the Company of all of the common and preferred stock of the Company owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

At September 30, 2003, the Company has recorded liabilities of approximately $4.5 million, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2008 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 7, 2003, the Company held a special meeting of stockholders. The stockholders approved the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending September 30, 2004 with a total of 56,971.5 votes in favor, 50 votes in opposition and 2,391 abstention votes. The stockholders voted to elect the following directors for the ensuing year with a total of 57,021.5 votes in favor of each director and 2,391 abstention votes for each director: Norman W. Alpert, Bryan P. Marsal, John D. Curtin, Jr., William E. Kassling, Michael A. McLain, Arthur J. Nagle, Daniel S. O'Connell.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

As of December 1, 2003 there were outstanding 59,412.5 shares of common stock, par value $0.01 per share, of Aearo ("Aearo Common Stock"). All of the Aearo Common Stock is held, collectively, by Vestar Equity Partners, L.P. (together with certain related persons, "Vestar") and management. As of December 1, 2003 there were 34 shareholders of record of Aearo Common Stock. In July 1995, Vestar, Cabot and management effected through the Company the acquisition of substantially all of the assets and certain liabilities of Cabot CSC Corporation ("Old Cabot Safety Corporation"), a wholly-owned subsidiary of Cabot, and certain of its affiliates (the "Formation Acquisition") for $206.1 million. To effectuate the Formation Acquisition, the Company sold $100 million of 12 1/2% senior subordinated notes due 2005 (the "Senior Subordinated Notes"), issued pursuant to the Indenture dated July 11, 1995 among Aearo Company, the Company and U.S. Bank, N.A. (the "Note Indenture"), issued to Vestar and Cabot an aggregate of $45 million of 12 1/2% redeemable preferred stock (the "Aearo Preferred Stock"), and issued to Vestar, Cabot and certain members of management and key employees of the Company an aggregate of 100,000 shares of Aearo Common Stock. In August 2003, the Company redeemed the Aearo Common Stock and Aearo Preferred Stock held by Cabot ("Cabot Stock Redemption") for a total cost of $38.5 million, including $4.0 million for fees. The Company financed this transaction with $8.0 million in cash, $15.5 million from its revolver facility for up to $30.0 million for general purposes ("Revolving Credit Facility") and $15.0 million of new senior subordinated notes due July 15, 2005 ("Holding Company Notes") issued pursuant to the Note Purchase Agreement dated August 18, 2003 ("Note Purchase Agreement"). See Item 12, "Security Ownership of Certain Beneficial Owners and Management." All of the common stock of the Subsidiary is owned by Aearo, and thus no trading market exists for such stock. Accordingly, no trading market exists for any capital stock of the Company.

The Company has never paid cash dividends on the Aearo Common Stock. Payment of dividends on the Aearo Common Stock is limited by the terms of the Company's Credit Agreement, Senior Subordinated Notes and Holding Company Notes and is subordinated to payment of dividends on the Aearo Preferred Stock. See Note 7 to the Consolidated Financial Statements.

Item 6.  Selected Financial Data

The selected historical financial data as of and for the periods ended September 30, 1999, 2000, 2001, 2002, and 2003 are derived from the consolidated financial statements of Aearo Corporation and subsidiaries. The data should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


                                AEARO CORPORATION
                             SELECTED FINANCIAL DATA
                (Dollars in Millions, Except Fixed Charge Ratio)


                                                                    Years Ended September 30,
                                              1999              2000           2001             2002            2003
                                         --------------    -------------    ----------      -----------      ----------
 Statement of Operations Data:
 Net Sales--
       Safety Products                   $       212.7     $      219.7     $   206.3       $    208.5         $ 242.3
       Safety Prescription Eyewear                35.5             39.9          39.1             40.8            40.0
       Specialty Composites                       42.9             45.9          38.5             37.6            34.1
                                         --------------    -------------    ----------      -----------      ----------
          Total net sales                         291.1            305.5         283.9            286.9           316.4
 Cost of Sales                                   156.7            160.8         155.2  (2)       150.4  (3)      164.0   (4)
                                         --------------    -------------    ----------      -----------      ----------
       Gross profit                              134.4            144.7         128.7            136.5           152.4
 Operating Expenses--
       Selling and administrative                 87.5             95.6          87.3             91.9           101.3
       Research and technical service              4.7              5.5           5.2              5.7             6.4
       Amortization expense                        6.8              6.9           6.5              6.3              .3
       Other charges (income), net                 0.8             (0.3)          0.7              1.5             1.7
       Restructuring charge                          -                -           9.1  (2)        (0.1) (3)          -
                                         --------------    -------------    ----------      -----------      ----------
       Operating income                           34.6             37.0          19.9             31.2            42.7
       Interest expense, net                      24.3             24.4          23.7             20.1            19.6
                                         --------------    -------------    ----------      -----------      ----------
       Income (loss) before
       income taxes                               10.3             12.6         (3.8)             11.1            23.1
       Provision for (benefit from)
         income taxes                              3.2              3.6         (1.9)              1.8             2.5
                                         --------------    -------------    ----------      -----------      ----------
  Net income (loss)                       $         7.1     $        9.0     $   (1.9)       $      9.3          $ 20.6
                                         ==============    =============    ==========      ===========      ==========


 Other Data:

 Depreciation and amortization                    18.3             18.7          18.7             17.3            11.4

 Capital expenditures                              8.4              9.6           7.8              9.7            10.3

 Ratio of earnings to fixed

 Charges (1)                                       1.4              1.5             -              1.5             2.1


 Balance Sheet Data (at period-end):

 Total assets                            $       282.3     $      266.8     $   261.3       $    270.2          $293.5
 Debt                                            214.8            199.8         202.2            195.6           213.6
 Stockholders' equity                             16.5             15.8           9.9             21.5            18.4


Notes to Selected Financial Data:

1. Ratio of earnings to fixed charges is defined as pretax income from continuing operations plus fixed charges divided by fixed charges. Fixed charges include interest expense (including amortization of debt issuance costs). Earnings for the period ended September 30, 2001 were inadequate to cover fixed charges by $3.8 million.

2. On September 30, 2001, the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines (See Note 16 of Notes to Consolidated Financial Statements).

3. During fiscal 2002, the Company reversed $0.6 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and the closure of its Ettlingen, Germany plant. The inventory provision of $0.5 million was classified as cost of sales with the remaining $0.1 million classified as operating expenses.

4. During fiscal 2003, the Company reversed $0.3 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory. The inventory provision of $0.3 million was classified as cost of sales.

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

During fiscal year 2000, the sales increased 4.9%, despite a stronger US dollar, which had the affect of depressing reported sales by approximately $6.6 million. On a currency adjusted basis sales were 7.7% higher than the previous year. Although sales were higher in all three of the Company's segments, the Specialty Composites trucking market began to soften during the fourth quarter. The continued productivity improvements in purchasing and manufacturing, especially in the manufacture of non-prescription eyewear product lines, drove a strong improvement in gross profit performance, resulting in a 0.8% improvement in the gross profit percentage of sales. The gross profit would have been approximately an additional 0.6% higher had it not been for the weakness of the Euro, which depressed revenue while having a more limited impact on manufacturing costs.

During fiscal year 2001, continued softening of the Specialty Composites' trucking market that began in the fourth quarter of the previous year was followed by overall softness in the North American economy. Order softness began with the consumer marketplace and then the industrial marketplace as consumer confidence and manufacturing employment in North America declined during the year. In addition, the US dollar continued to strengthen against most global currencies, which had the affect of depressing reported sales by approximately $7.8 million. Continued productivity improvements in purchasing and manufacturing enabled the Company to offset much of the negative currency impact as well as the impact on manufacturing overhead absorption due to reduced volume. Selling and administrative expenses decreased $8.3 million primarily due to the Company's proactive measures to reduce expenses in line with the slowdown in the economy. In May 2001 the Company completed an upgrade of its SAP management information system to version 3.1i and it intends to continue to apply information system version upgrades, as it deems appropriate. In July 2001, the Company successfully completed the refinancing of its indebtedness under its prior $165.0 million credit agreement with a new $135.0 million credit agreement and ended the year with undrawn revolver commitments of approximately $30.0 million, an available U.K. overdraft facility of $5.0 million and cash of $18.2 million. On September 30, 2001 the Company recorded a restructuring charge of $11.4 million related to a restructuring plan announced by the Company to improve its competitive position and long-term profitability.

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

Despite the difficult economy in fiscal 2002, the Company was able to improve performance through continued reliance on its strategy of ongoing productivity improvements, global new product development and value-creating acquisitions. Productivity improvements in purchasing and manufacturing as well as the benefits of the restructuring program implemented toward the end of fiscal 2001 allowed the Company to improve gross profits to 47.6% of net sales (up 230 basis points). The initiatives on global new product development resulted in the Company launching 36 new or improved product lines including the Quick-Latch(R) respiratory line, the X-Factor(TM) eyewear line for the Consumer channel, and PU shaped earplugs under the EARsoft(R) name. In addition, the Company also released new and improved Peltor passive muffs as well as the new and improved Comtac(TM) and PowerCom Plus(TM) communication muffs. In addition, the difficult economy did provide acquisition opportunities and the Company was able to complete four value creating acquisitions during the fiscal year. These acquisitions are in the Company's core product offerings and enhance the Company's global eyewear positions. In prescription eyewear the Company added to SRx's number one global market share position under its single AOSafety(R) brand name, and in non-prescription eyewear the Company acquired an eyewear line that was restaged under the X-Series(TM) line which is being expanded through the International, Consumer, European and North American channels. The overall result was that the Company ended its fiscal year with operating income of $31.2 million, as compared to $19.9 million in the previous fiscal year, with undrawn revolver commitments of approximately $30.0 million, an available U.K. overdraft facility of $5.0 million and cash of $14.5 million.

In fiscal 2003, the Company continued with the momentum gained during the previous fiscal year and increased its sales by $29.6 million, or 10.3%. The impact of a strong new product development program allowed the Company's Safety Segment to register its fifth straight quarter of organic growth ending the year with organic growth of 5.9%. The Company's SRx and Specialty Composite segments were negatively impacted by the weak economy in North America resulting in total Company organic growth of 1.7%.

During the year the Company introduced new eyewear products including Maxim(TM), Metaliks(TM) and X.Sport(TM). In the hearing product line, the Company launched EAR PushIns(TM), and HearPlug products. A major launch in respiratory was the launch of Quick-Latch with Voice Transmission. Acquisitions accounted for $10.9 million of incremental sales led by the acquisition of the SafeWaze branded fall protection product line. SafeWaze sells into the US non-residential construction market and allows the Company access to that channel for its existing personal protection equipment. In addition, the acquired fall protection product line is being introduced to the North American industrial market via the Company's strong presence in that channel. A weaker US dollar added $13.7 million to net sales and gross profit as a percentage of net sales increased 0.6% to 48.2% primarily as a result of productivity improvements in purchasing and manufacturing. Operating income improved $11.5 million, or 36.8% to $42.7 million.

In August 2003, the Company effected the Cabot Stock Redemption for a total cost $38.5 million, including $4.0 million for fees. The Company financed this transaction with $8.0 million in cash, $15.5 million from its Revolving Credit Facility and $15.0 million of Holding Company Notes. The Company ended the year with cash of $7.3 million and a revolver balance of $11.7 million.


Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied except for the change in the method of accounting for goodwill and intangibles. The Company revises its estimates and assumptions as new information becomes available.

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

Product Liabilities -The Company has established reserves for potential product liabilities that arise out of the use of the Company's products. A significant amount of judgment is required to quantify the Company's ultimate exposure in these matters and the valuation of reserves is estimated based on currently available information, historical experience and, from time to time, the Company may seek the assistance of an independent consultant. While the Company believes that the current level of reserves is adequate, changes in the future could impact these determinations.

Restructuring - The Company recorded an unusual charge in fiscal 2001 based on a restructuring plan to improve its competitive position and long-term profitability. The provision recorded was based on estimates of the expected costs associated with site closures, consolidation of products and product lines, disposal of assets, contract terminations or other costs directly related to the restructuring. To the extent that actual costs may differ from amounts recorded, revisions to the estimated reserves would be required. The restructuring provision included a reduction of $0.6 million and $0.3 million in fiscal years 2002 and 2003, respectively, to account for new information made available during the year.

Impairment of Long-Lived Assets - The Company evaluates long-lived assets, including other intangibles and related goodwill, of identifiable reporting units for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Cash flows used in the potential impairment evaluation are based on management's estimates and assumptions. Changes in business conditions could potentially require future adjustments to asset valuations.

Revenue Recognition - The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped to customers (FOB shipping point). At the time revenue is recognized, certain provisions may also be recorded, including pricing discounts, rebates and incentives. In addition, an allowance for doubtful accounts is generally recorded based on a percentage of aged receivables. However, management judgment is involved with the final determination of the allowance based on several factors including specific analysis of a customers credit worthiness, historical bad debt experience, changes in payment history and general economic and market trends.


Results of Operations

The  following   table  sets  forth  the  major   components  of  the  Company's
consolidated statements of operations expressed as a percentage of net sales.


                                             Years Ended September 30,
                                   ---------------------------------------------
                                       2001             2002             2003
                                   -------------    ------------    ------------
Net sales:
   Safety Products                     72.7  %          72.7  %          76.6  %
   Safety Prescription Eyewear         13.8             14.2             12.6
   Specialty Composites                13.5             13.1             10.8
                                   -------------    ------------    ------------
   Total net sales                    100.0            100.0            100.0
   Cost of sales                       54.7             52.4             51.8
                                   -------------    ------------    ------------
   Gross profit                        45.3             47.6             48.2
   Selling and administrative          30.8             32.0             32.0
   Research and technical services      1.8              2.0              2.1
   Amortization expense                 2.3              2.2              0.0
   Other charges (income), net          0.0              0.5              0.6
   Restructuring charge                 3.2              0.0              0.0
                                   -------------    ------------    ------------
   Operating income                     7.2  %          10.9  %          13.5  %
                                   =============    ============    ============

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales in the year ended September 30, 2003 increased 10.3% to $316.4 million from $286.9 million in the year ended September 30, 2002. The increase in sales was primarily driven by organic growth in the Safety Products segment, the impact of foreign currency translation, and acquisitions, partially offset by declines in the Safety Prescription Eyewear and Specialty Composites segments. The weakness of the U.S. dollar relative to other currencies and acquisitions favorably impacted net sales by $13.7 million and $10.9 million, respectively. The Safety Products segment net sales in the year ended September 30, 2003 increased 16.2% to $242.3 million from $208.5 million in the year ended September 30, 2002. The increase in net sales resulted from a 5.9% increase due to organic growth, a 6.5% increase due to foreign currency translation and a 3.8% increase due to acquisitions. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2003 decreased 2.0% to $40.0 million from $40.8 million in the year ended September 30, 2002. The decrease in net sales resulted from a 9.9% reduction in volume, partially offset by a 7.3% increase due to acquisitions, with the remainder due to the impact of foreign currency translation. The Specialty Composites segment net sales in the year ended September 30, 2003 decreased 9.0% to $34.1 million from $37.5 million in the year ended September 30, 2002. The decrease was primarily driven by volume declines in the automotive and truck markets.

Gross Profit. Gross profit in the year ended September 30, 2003 increased 11.7% to $152.4 million from $136.5 million in the year ended September 30, 2002. The increase in gross profit is primarily due to productivity improvements, acquisitions, volume and the impact of foreign currency translation,. Gross profit as a percentage of net sales in the year ended September 30, 2003 improved by 0.6% to 48.2% as compared to 47.6% in the year ended September 30, 2002. The increase in gross margin percentage was primarily due to product mix, productivity improvements, volume and the impact of foreign currency translation.

Operating Expenses. Operating expenses in the year ended September 30, 2003 increased 4.1% to $109.7 million from $105.3 million in the year ended September 30, 2002. The increase in operating expenses was primarily driven by an increase in selling and administrative expenses and research and technical services expense, partially offset by a decrease in amortization expense. The 10.2% increase in selling and administrative expenses resulted from a 3.3% increase due to foreign currency translation, a 3.5% increase due to acquisitions, a 2.6% increase due to compensation expense, which includes the costs of increased benefits and variable incentives, and the remaining 0.6% due to product launches and marketing support. Research and technical services expense increased $0.7 million due to product development initiatives. Amortization expense decreased $6.0 million due to the adoption of SFAS No. 142 which requires the Company to discontinue amortizing goodwill and other intangible assets with indefinite useful lives. Amortization expense would have been reduced by approximately $6.0 million had the provisions of SFAS No. 142 been adopted in the year ended September 30, 2002. Selling and administrative expenses as a percentage of net sales were unchanged at 32.0% in the years ended September 30, 2003 and 2002, respectively.

Operating Income. Primarily as a result of the factors discussed above, operating income increased $11.6 million or 37.2% in the year ended September 30, 2003 from $31.1 million in the year ended September 30, 2002. Operating income as a percentage of net sales in the year ended September 30, 2003 was 13.5% as compared to 10.9% in the year ended September 30, 2002.

Interest Expense, Net. Interest expense, net in the year ended September 30, 2003 decreased 2.5% to $19.6 million from $20.1 million in the year ended September 30, 2002. The decrease is attributed to lower interest rates during the year ended September 30, 2003 as compared to the year ended September 30, 2002.

Income (Loss) Before Provision for (Benefit From) Income Taxes. Income before provision for income taxes increased $12.1 million to $23.2 million in the year ended September 30, 2003 compared to $11.1 million in the year ended September 2002.

Provision for (Benefit From) Income Taxes. The provision for income taxes in the year ended September 30, 2003 was $2.6 million compared to $1.8 million in the year ended September 30, 2002. The Company's effective tax rate was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating loss carry-forwards have been fully offset by a valuation allowance.

Net Income. For the year ended September 30, 2003, the Company recorded net income of $20.6 million as compared to $9.3 million for the year ended September 30, 2002.

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Net sales in the year ended September 30, 2002 increased 1.1% to $286.9 million from $283.9 million in the year ended September 30, 2001. The increase in sales was primarily driven by new product launches and acquisitions. The Safety Products segment net sales in the year ended September 30, 2002 increased 1.1% to $208.5 million from $206.3 million in the year ended September 30, 2001. The Safety Products segment included approximately $5.0 million of sales from the acquisition of Leader Industries in January 2002. The Safety Prescription Eyewear segment net sales in the year ended September 30, 2002 increased 4.3% to $40.8 million from $39.1 million in the year ended September 30, 2001. The Safety Prescription Eyewear segment included approximately $2.7 million of sales from the acquisition of Iron Age Vision in December 2001 and Chesapeake Optical in May 2002. The Specialty Composites segment net sales in the year ended September 30, 2002 decreased 2.3% to $37.6 million from $38.5 million in the year ended September 30, 2001. The decrease was primarily driven by volume declines in the industrial equipment market segment.

Gross Profit. Gross profit in the year ended September 30, 2002 increased 6.1% to $136.5 million from $128.7 million in the year ended September 30, 2001. Gross profit as a percentage of net sales in the year ended September 30, 2002 improved by 2.3% to 47.6% as compared to 45.3% in the year ended September 30, 2001. The increase in gross margin was primarily due to productivity improvements and the impact of the restructuring plan that was charged during the year ended September 30, 2001.

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

On August 18, 2003, the Company authorized the issuance and sale of $15.0 million aggregate principal of Holding Company Notes due July 15, 2005. The proceeds of the Holding Company Notes were used along with $15.5 million from the Revolver Credit Facility and $8.0 million cash to effect the Cabot Stock Redemption.

The Company's debt structure includes: (a) $98.0 million of Senior Subordinated Notes (Notes) due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, (b) $15.0 million of Holding Company Notes due 2005, and (c) up to an aggregate of $135.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies, (ii) the Revolving Credit Facility providing for up to $30.0 million of revolving loans for general corporate purposes, and
(iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively the "Senior Bank Facilities"). The amount outstanding on the Term Loans and Revolving Credit Facility at September 30, 2003, were approximately $85.1 and $11.7 million, respectively. No amounts were outstanding under the U.K. overdraft facility. At September 30, 2003, the Company's available lines of credit totaled approximately $22.3 million.

Under the terms of the Senior Bank Facilities, the Note Indenture and the Note Purchase Agreement for the Holding Company Notes, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at September 30, 2003.

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

Maturities under the Company's Term Loans are: $17.4 million in fiscal 2004 and $67.7 million in fiscal 2005. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of a fiscal year, the Company will not be required to make additional principal payments in respect of the Term Loans until maturity in 2005. The Company is required to make interest payments with respect to the Senior Bank Facilities, the Notes and the Holding Company Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

The Company's net cash provided by operating activities for the year ended September 30, 2003 totaled $36.7 million as compared to $26.6 million for the year ended September 30, 2002. The increase of $10.1 million was primarily due to a $4.7 million increase in net income adjusted for cash and non cash charges (depreciation, amortization, deferred taxes and other) and a $5.4 million net change in assets and liabilities. The Company's net changes in assets and liabilities was primarily driven by an increase in cash from receivables, taxes, and accrued liabilities, partially offset by a reduction of cash for inventories and other, net.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company spent $9.9 million for capital expenditures, plus an additional $0.4 million under capital leases, for the year ended September 30, 2003 as compared to $8.2 million for capital expenditures for the year ended September 30, 2002 and $7.8 million for the year ended September 30, 2001. The Company's capital spending cycle is of a relatively short duration with a typical project completion time of less than one year. The Company plans to spend up to $11.0 million for capital expenditures in fiscal year 2004.

Net cash used by investing activities was $22.5 million for the year ended September 30, 2003 as compared to $17.7 million for the year ended September 30, 2002. The increase of $4.7 million in net cash used by investing activities is primarily attributed to the acquisitions of VH Industries, Inc. and Industrial Protection Products, Inc.

Net cash used by financing activities for the year ended September 30, 2003 was $25.0 million compared with $10.7 million for the year ended September 30, 2002. The change of $13.9 million is primarily due to the Cabot Stock Redemption of $38.5 million, which includes debt issuance costs of $4.0 million. In addition, there was an increased use of cash of $4.6 million for the repayment of Term Loans, partially offset by a lower repayment of Senior Subordinated Notes compared to the prior year, additional borrowing under the Revolving Credit Facility for $11.7 million and the issuance of the Holding Company Notes of $15.0 million.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. In developing the expected long-term rate of return assumption, the Company's management evaluates input from outside investment advisors and actuaries as of the measurement date. Actual assets returns for the Company's pension plan improved in fiscal 2003 after two years of negative returns. Although recent trends have been positive, the Company lowered the long-term rate of return on plan assets from 8.5% to 8.0% for the year ended September 30, 2003. The Company's management believes that this rate is reasonable based on historical trends over a 20-30 year period. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on pension expense. The discount rate has also been lowered from 6.75% to 6.00% for the fiscal year ended September 30, 2003. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.2 million impact on pension expense.

The variability of asset returns and discount rates may have either a favorable or unfavorable impact on the Company's pension expense and the funded status of the pension plan. Under minimum funding rules, no additional pension contributions were required to be made in fiscal 2003. However, contributions may increase in future years. Due to the uncertainty of the future returns of the equity and corporate bond markets, it is difficult to estimate the impact of pension contributions in the future.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

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

To mitigate the effects of changes in foreign currency rates on profitability the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. The Company utilizes forward foreign currency contracts for transaction as well as cash flow exposures. For the year ended September 30, 2003, 2002 and 2001, transaction exposures were a gain of $0.3 million and losses of $0.2 million and $0.4 million, respectively. For the year ended September 30, 2003, 2002 and 2001, cash flow exposures were losses of $2.0 million, $0.6 million and $0.2 million, respectively. In addition, the Company limits the foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros, Swedish Krona and Canadian dollars.

SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of foreign currency contracts the Company has recorded a derivative payable of $0.4 million as of September 30, 2003. The forward foreign currency contracts will expire over the next twelve months.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

As a result of the current economic slowdown and corresponding interest rate reductions, the Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable rate term loan debt from future interest rate volatility through September 30, 2003. The collar floor was set at 2% LIBOR (London Interbank Offering Rate) and cap at 6.25% LIBOR. The collar was not designated as a hedge under SFAS No. 133 and accordingly, the fair value gains or losses were charged to earnings. Approximately $0.2 million was expensed during the fiscal year ended September 30, 2003. No amounts were recorded to income or expense related to the interest collar for the years ended September 30, 2001 and 2002, respectively.

As part of the August 2003 financing incurred to redeem the common and preferred Aearo stock owned by Cabot, the Company entered into an interest rate cap arrangement to protect its $30.5 million of variable debt from LIBOR rates above 1.13% through December 31, 2004. The cap was not designed as a hedge under SFAS No. 133 and accordingly, the fair value of gains or losses will be charged to earnings. Approximately $0.1 million was recorded as income as of September 30, 2003.

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

Item 8.  Financial Statements and Supplementary Data
Index to Financial Statements


INDEPENDENT AUDITORS' REPORT.................................................27
CONSOLIDATED BALANCE SHEETS..................................................28
CONSOLIDATED STATEMENTS OF OPERATIONS........................................29
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..............................30
CONSOLIDATED STATEMENTS OF CASH FLOWS........................................31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................32

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Aearo Corporation:

We have audited the accompanying consolidated balance sheets of Aearo Corporation and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aearo Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003, the Corporation changed its method of accounting for goodwill and other intangible assets.



DELOITTE & TOUCHE LLP
Indianapolis, Indiana
December 12, 2003

                       AEARO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Amounts)

                                                September 30, September 30,
                                                    2002          2003
                                                ------------- --------------

          ASSETS
Current Assets:
   Cash and cash equivalents                    $     14,480   $      7,301
   Accounts receivable
     (net of reserve for doubtful accounts
     of $1,524 and $1,358, respectively)              46,478         49,146
   Inventories                                        33,161         37,269
   Deferred and prepaid expenses                       3,449          7,321
                                                ------------- --------------
     Total current assets                             97,568        101,037
                                                ------------- --------------

Long Term Assets:
   Property, plant and equipment, net                 48,096         48,869
   Goodwill, net                                      67,821         81,770
   Other intangible assets, net                       54,158         57,887
   Other assets                                        2,526          3,953
                                                 ------------- -------------
     Total Assets                                $   270,169    $   293,516
                                                 ============= =============
          LIABILITIES
Current Liabilities:
   Current portion of long-term debt             $    12,847    $    17,767
   Accounts payable and accrued liabilities           36,410         44,043
   Accrued interest                                    2,568          2,736
   U.S. and foreign income taxes                       1,156          1,885
                                                 ------------- -------------
     Total current liabilities                        52,981         66,431
                                                 ------------- -------------
   Long-term debt                                    182,715        195,786
   Deferred income taxes                                 800          1,609
   Other liabilities                                  12,129         11,334
                                                 ------------- -------------
     Total Liabilities                               248,625        275,160
                                                 ------------- -------------
          COMMITMENTS AND CONTINGENCIES
Preferred stock, $.01 par value-
(Redemption value of $109,480 and $61,910,
   respectively)
   Authorized - 200,000 shares
   Issued and outstanding - 45,000 and 22,500,             -              -
      respectively)
Stockholders' Equity:
   Common stock $.01 par value-
     Authorized -- 200,000 shares
     Issued and outstanding -- 101,913 and                 1              1
        59,413, respectively
   Additional paid-in-capital                         33,614              -
   Stock subscription receivables                     (1,360)        (1,399)
   Retained earnings                                   6,825         26,541
   Accumulated other comprehensive loss              (17,536)        (6,787)
                                                  ------------- -------------
     Total Stockholders' Equity                       21,544         18,356
                                                  ------------- -------------
     Total Liabilities and Stockholders' Equity   $  270,169     $  293,516
                                                  ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

                       AEARO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                    Years Ended September 30,
                                                2001        2002        2003
                                            ----------- ----------- -----------

Net sales                                   $  283,862   $ 286,867  $ 316,428
Cost of sales                                  152,849     150,897    164,289
Restructuring charges (income)                   2,364       (500)       (270)
                                            ----------- ----------- -----------
   Gross profit                                128,649     136,470    152,409

Selling and administrative                      87,286      91,903    101,257
Research and technical services                  5,162       5,740      6,402
Amortization expense                             6,530       6,293        267
Other charges (income), net                        680       1,475      1,737
Restructuring charges (income)                   9,077       (100)          -
                                            ----------- ----------- -----------

   Operating income                             19,914      31,159     42,746
   Interest income                                (203)       (211)      (146)
   Interest expense                             23,869      20,266     19,733
                                            ----------- ----------- -----------

   Income (loss) before provision               (3,752)      11,104     23,159
      for (benefit from) income taxes
   Provision for (benefit from)                 (1,872)       1,785      2,551
      income taxes
                                            ----------- ----------- -----------

   Net income (loss)                        $   (1,880)  $   9,319  $   20,608
                                            =========== =========== ===========

                       AEARO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                              Additional                          Accumulated
                                                                Paid       Stock      Retained      Other             Comprehensive
                                 Preferred     Common           In      Subscriptions Earnings  Comprehensive             Income
                                  Shares    Shares  Amount     Capital   Receivables  (Deficit)      Loss      Total      (Loss)
                                 --------  ------- --------  ---------- ----------- ---------- ------------- -------  ------------
Balance, October 1, 2000          45,000    102,088 $   1    $  33,709  $  (1,496)  $    (614)  $  (15,751)  $ 15,849

  Repayment of shareholder notes      -        -        -           -         161          -            -         161
  Foreign currency translation
    adjustment                        -        -        -           -          -           -        (4,252)    (4,252)  $    (4,252)
  Unrealized loss on derivative
    instruments                       -        -        -           -          -           -           (22)       (22)          (22)
  Net income                          -        -        -           -          -       (1,880)          -      (1,880)       (1,880)
                                                                                                                       -------------
  Comprehensive loss                  -        -        -           -          -           -                            $    (6,154)
                                 -------  ------- --------  ---------- ----------- ----------  ------------- --------  =============
Balance, September 30, 2001       45,000   102,088      1       33,709     (1,335)     (2,494)     (20,025)     9,856

  Accrued interest on shareholder
    notes                             -        -        -           -         (25)         -            -         (25)
  Redemption of common stock, net     -    (175)        -          (95)        -           -            -         (95)
  Foreign currency translation
    adjustment                        -        -        -           -          -           -         4,758      4,758  $      4,758
  Unrealized gain on derivative
    instruments                       -        -        -           -          -           -            22         22            22
  Net minimum pension liability
    adjustment                        -        -        -           -          -           -        (2,291)    (2,291)       (2,291)
  Net income                          -        -        -           -          -        9,319           -       9,319         9,319
                                                                                                                       -------------
  Comprehensive loss                  -        -        -           -          -           -            -          -    $    11,808
                                 -------  ------- --------  ---------- ----------- ----------  ------------ ---------- =============
Balance, September 30, 2002       45,000   101,913      1       33,614     (1,360)      6,825      (17,536)    21,544

  Redemption of stock            (22,500)  (42,500)     -      (33,614)        -         (892)          -     (34,506)
  Accrued interest on shareholder
    notes                             -        -        -           -         (39)         -            -         (39)
  Unrealized loss on derivative
    instruments                       -        -        -           -          -           -          (390)      (390)  $      (390)
  Foreign currency translation
    adjustment                        -        -        -           -          -           -         9,079      9,079         9,079
  Net minimum pension liability
    adjustment                        -        -        -           -          -           -         2,060      2,060         2,060
  Net income                          -        -        -           -          -       20,608           -      20,608        20,608
                                                                                                                       -------------
  Comprehensive income                -        -        -           -          -           -            -          -    $    31,357
                                                                                                                       =============
                                 -------  ------- --------  ---------- ----------- ----------  ------------ ----------
Balance, September 30, 2003       22,500   59,413 $     1   $       -  $   (1,399)  $  26,541    $  (6,787)  $ 18,356
                                 =======  ======= ========  ========== =========== ==========  ============ ==========




                       AEARO CORPORATION AND SUBSIDIRARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                             Years Ended September 30,
                                                                                        2001           2002           2003
                                                                                    -----------    -----------    -----------
Cash Flows from Operating Activities:

   Net income (loss)                                                                $   (1,880)   $     9,319     $   20,608
   Adjustments to reconcile net income (loss) to cash provided by operating activities --
     Depreciation                                                                       10,123         10,958         11,102
     Amortization                                                                        8,715          7,848          1,775
     Deferred income taxes                                                                (101)           401           (986)
     Provision for restructuring charges                                                11,441           (600)          (270)
     Other non-cash items, net                                                          (2,993)           526            356
     Changes in assets and liabilities, net of effects of acquisitions--
         Accounts receivable, net                                                        1,210            (25)         1,067
         Inventories                                                                     1,758             (5)          (443)
         Accounts payable and accrued liabilities                                       (5,394)        (1,983)         4,620
         Income taxes, net                                                              (2,957)        (1,441)           805
         Other                                                                           1,616          1,553         (1,934)
                                                                                    -----------    -----------    -----------
              Net cash provided by operating activities                                 21,538         26,551         36,700
                                                                                    -----------    -----------    -----------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                         -          (9,515)       (12,600)
   Additions to property, plant and equipment                                           (7,799)        (8,232)        (9,886)
   Proceeds provided by disposals of property, plant and equipment                          38             13             28
                                                                                    -----------    -----------    -----------
              Net cash used by investing activities                                     (7,761)       (17,734)       (22,458)
                                                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:
   Issuance of shareholder notes                                                           161            -            -
   Redemption of common and preferred stock                                                  -         (95)     (34,506)
   Debt issuance costs                                                                       -            -      (3,990)
   (Repayment of) issuance of senior subordinated notes                                      -      (2,000)       15,000
   (Repayment of) proceeds from revolving credit facility, net                        (10,000)            -       11,650
   (Repayment of) proceeds from of term loans                                           11,700      (8,178)     (12,826)
   Repayment on capital lease obligations                                                    -        (143)        (224)
   Repayment of other long-term debt                                                     (222)        (215)        (107)
                                                                                    -----------  -----------  -----------
              Net cash (used in) provided by financing activities                        1,639     (10,631)     (25,003)
                                                                                    -----------  -----------  -----------

Effect of Exchange Rate Changes on Cash                                                  (678)      (1,939)        3,582
                                                                                    -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                                    14,738      (3,753)      (7,179)
Cash and cash equivalents, beginning of year                                             3,495       18,233       14,480
                                                                                    -----------  -----------  -----------
Cash and cash equivalents, end of year                                              $  18,233    $  14,480    $   7,301
                                                                                    ===========  ===========  ===========

Non Cash Investing and Financing Activities:
Capital Lease Obligations                                                           $       -    $   1,421    $     430
                                                                                    ===========  ===========  ===========

Cash Paid for:
   Interest                                                                         $  22,023    $  18,697    $  18,096
   Income Taxes                                                                     $   1,983    $   2,649    $   1,444
                                                                                    ===========  ===========  ===========



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

Aearo  Corporation  was formed by Vestar Equity  Partners,  L.P.  ("Vestar") and
Cabot Corporation ("Cabot") in June 1995 to effect the acquisition of substantially all of the assets and liabilities of Cabot Safety Corporation and certain affiliates, all of which were wholly owned by Cabot, (the "Formation Acquisition"). Separate financial statements of Aearo Company are not presented because they do not provide any additional information from what is presented in the consolidated financial statements of Aearo Corporation that would be meaningful to the holders of the senior subordinated notes (the Senior Subordinated Notes) (see Note 7).

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

     Reclassifications

Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications have no impact on stockholders' equity or net income (loss) previously reported.

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

     Advertising

The Company expenses the costs of advertising as incurred. These expenses were approximately $5.9 million, $6.1 million, and $7.3 million for the years ended September 30, 2001, 2002 and 2003, respectively.

     Cash Equivalents

The Company considers all time deposits and short-term investments with an original maturity of three months or less to be cash equivalents.


Foreign Currency Translation and Transactions

     Foreign Currency Translation:

Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate as of the end of the year. Income and expenses are translated at the approximate average exchange rates during the year. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity.


     Foreign Currency Transactions:

Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income (loss). For the years ended September 30, 2001, 2002 and 2003 the accompanying consolidated statements of operations include approximately $0.4 million, $0.2 million, and ($0.3) million, respectively, of transaction (gains)/losses included in other (income) charges, net.

To mitigate the effects of changes in foreign currency rates on profitability related to trade accounts receivable and trade accounts payable denominated in foreign currencies, the Company enters into forward foreign currency contracts. Gains and losses related to contracts designated as hedges of trade accounts receivable and trade accounts payable denominated in foreign currencies are accrued as exchange rates change and are recognized in the accompanying consolidated statements of operations as transaction (gains) and losses and included in other (income) charges, net. As of September 30, 2003, relative to these exposures, the Company had forward foreign currency contracts open in the following amounts:

   Currency                        Amount (000s)          Contract Position
   --------                        -------------          -----------------
   British Pound                        3,981                    Buy
   Canadian Dollar                      1,625                    Sell
   Norwegian Krona                      2,862                    Sell
   Swedish Krona                      158,780                    Buy
   Swiss Franc                             80                    Sell
   Euro                                 9,521                    Sell
   Danish Krona                         2,412                    Sell


As of September 30, 2003, the Company has recorded an unrealized gain of $1.0 million associated with the above forward foreign currency contract commitments.

In addition, the Company enters into forward foreign currency contracts to hedge a portion of anticipated sales denominated in Great Britain Pound Sterling, Euro, and Canadian Dollar to mitigate the impact of the effects of changes in foreign currency rates on profitability related to cash flows from foreign operations. Gains and losses on these hedge contracts are deferred and recognized as an adjustment to the other charges (income), net. For the year ended September 30, 2002 and 2003, the consolidated statement of operations includes approximately $0.6 million and $2.0 million, respectively, of losses related to these instruments.

The Company has entered into Canadian dollar hedges as of September 30, 2003. The US dollar equivalent notional amount of outstanding Canadian dollar forward foreign currency contracts is approximately $14.2 million at September 30, 2003. Deferred losses related to hedge of future Canadian sales transactions were approximately $0.4 million at September 30, 2003. Contracts will mature at various dates through September 30, 2004. The Company does not enter into forward foreign contracts for trading purposes.

     Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is calculated using the straight-line method based on estimated economic useful lives. Expenditures for maintenance and repairs and minor renewals are charged to expense. Expenses for maintenance and repairs totaled approximately $2.4 million, $2.6 million and $2.4 million for the years ended September 30, 2001, 2002 and 2003, respectively.

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

     Goodwill and Intangible Assets

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. The Company performed its first annual impairment test as of January 1, 2003 and determined there was no impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The following presents a summary of the changes in goodwill and intangible assets as of September 30, 2003 (dollars in thousands):


                                 Goodwill   Trademarks     Other        Total
                               ----------- ------------ ----------- ------------
    Balance October 1, 2001     $  61,323  $    55,678  $    1,199  $   118,200
   Additions                                                   394          394
   Acquisitions                     5,534                                 5,534
   Translation adjustment           4,143                                 4,143
   Amortization                    (3,179)      (2,965)       (148)      (6,292)
                               ----------- ------------ ----------- ------------
    Balance September 30, 2002  $  67,821   $   52,713  $    1,445  $   121,979
   Additions                                                    46           46
   Acquisitions                     6,808        1,600       2,350       10,758
   Translation adjustment           7,141                                 7,141
   Amortization                                               (267)        (267)
                               ----------- ------------ ----------- ------------
    Balance September 30, 2003  $  81,770   $   54,313  $    3,574  $   139,657
                               ----------- ------------ ----------- ------------

As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $6.1 million of annual amortization relating to goodwill and indefinite lived intangibles. The following presents amortization expense and proforma net income for the years ended September 30, 2001, 2002 and 2003, respectively, as if SFAS No. 142 had been adopted (dollars in thousands):



                                                       September 30,
                                      ------------------------------------------
                                          2001          2002            2003
                                      -------------- ------------- -------------
     Net income (loss) as reported     $   (1,880)    $    9,319    $  20,608
     Goodwill amortization                  2,965          2,965         --
     Trademark amortization                 3,212          3,179         --
                                      -------------- ------------- -------------
      Adjusted net income              $    4,297     $   15,463    $  20,608
                                      ============== ============= =============



     Impairment

The Company accounts for long-lived and certain intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually reviews its long-lived assets and finite-lived intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. During the year ended September 30, 2001, the Company identified certain manufacturing assets in the Newark, Delaware facility that were determined by the Company to be impaired. As a result, the Company wrote off approximately $2.9 million related to those assets (see Note
16) as part of its restructuring plan. During the years ended September 30, 2002 and 2003, as a result of normal product/equipment obsolescence and productivity or capacity enhancement projects, the Company wrote off approximately $0.5 million and $0.3 million of manufacturing assets, respectively.


     Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense and aggregated $2.0 million, $1.3 million and $1.4 million for the years ended September 30, 2001, 2002 and 2003, respectively.


     Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, Senior Subordinated Notes, Holding Company Notes, bank debt (including Term Loans, the Revolving Credit Facility and other debt) and interest rate instruments. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at September 30, 2003.

The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004. The fair value of the cap at September 30, 2003 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charge directly to other income/(expense).

The Company also uses financial instruments in the form of forward foreign currency contracts. Current market prices were used to estimate the fair value of the forward foreign currency contracts.

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


     Accounting for Stock-based Compensation

SFAS No. 123 "Accounting for Stock-Based Compensation" addresses accounting and reporting requirements for stock options and other equity instruments issued or granted based on their fair market values. The Company intends to continue accounting for its stock-based compensation plans for employees in accordance with Accounting Principals Board ("APB") No. 25, "Accounting for Stock Issued to Employees". Under SFAS No. 123, companies choosing to continue to use APB No. 25 to account for stock-based compensation plans for employees must make footnote disclosure of the pro forma effects on earnings per share, had the principles contained within SFAS No. 123 been applied. The following table illustrates the effect on net income as if the fair value method had been applied to all outstanding and unvested option awards:


                                                   2001        2002      2003
                                               ---------- ---------- ----------
      Net income (loss) as reported            $ (1,880)  $   9,319   $ 20,608
      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of tax                                    (94)       (188)      (147)
                                               ---------- ---------- ----------
      Adjusted net income (loss)               $ (1,974)   $  9,131   $ 20,461
                                               ========== ========== ==========

The fair value of each option grant was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions:

                                              2001         2002         2003
                                           ----------   ----------   ----------
   Risk-free interest rate                    5.22%        4.52%        4.71%
   Expected life of options granted         10 years     10 years     10 years
   Expected volatility of underlying stock       0%           0%           0%
   Dividend yield                                0%           0%           0%



     Shipping and Handling Fees and Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to store, move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $17.1 million, $17.2 million and $18.3 million in fiscal 2001, 2002 and 2003, respectively. The Company recovers a portion of its shipping and handling costs from its customers and records this recovery in net sales.


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

The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into foreign currency exchange contracts and interest rate swap agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Amounts accumulated in other comprehensive income (loss) will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts or when related interest payments affect earnings for interest rate swaps. There were no forward foreign currency contracts or interest rate derivatives at September 30, 2002 as defined under SFAS No. 133. For the year ended September 30, 2003, 2002 and 2001, the Company reclassified into earnings net losses of $2.0 million, $0.6 million and $0.2 million, respectively, resulting from the exercise of forward foreign currency contracts for cash flow hedges. All forward foreign currency contracts were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

The Company entered into an interest rate collar arrangement in October 2001 to protect $25.0 million of the outstanding variable rate term loan debt from future interest rate volatility through September 30, 2003. The collar floor was set at 2% LIBOR (London Interbank Offering Rate) and cap at 6.25% LIBOR. The collar was not designated as a hedge under SFAS No. 133 and accordingly, the fair value gains or losses were charged to earnings. Approximately $0.2 million was expensed during the fiscal year ended September 30, 2003. No amounts were recorded to income or expense related to the interest collar for the years ended September 30, 2001 and 2002, respectively.

The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004. The fair value of the cap at September 30, 2003 was $0.1 million. The Company has not elected to take hedge accounting treatment for the interest rate collar as defined under SFAS No. 133 and, as a result, any fair value adjustment is charge directly to other income/(expense). Approximately $0.1 million was recorded as income during the fiscal year ended September 30, 2003.

The Company also executes forward foreign currency contracts for up to 30 day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. For the year ended September 30, 2003, 2002 and 2001, the impact on earnings for trade activities were a net gain of $0.3 million, and net losses of $0.2 million and $0.4 million, respectively.


     New Accounting Pronouncements

Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The adoption of SFAS No. 143 had no material impact on the Company's results of operations or financial position.

Effective October 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairments but does not apply to goodwill and other intangible assets. The adoption of SFAS No. 144 had no material impact on the Company's results of operations or financial position.

Effective October 1, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 had no material impact on the Company's results of operations or financial position.

Effective October 1, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted under SFAS No. 148, the Company adopted the disclosure only provisions of SFAS No. 148 in the 2nd quarter of fiscal 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, generally all provisions of this statement should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial position, results of operations and its cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. SFAS No. 150 is effective for mandatorily redeemable financial instruments of non-public entities for the first fiscal period beginning after December 15, 2003, and for all other instruments for interim periods beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since June 15, 2003 and does not hold any significant financial instruments within its scope.

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

3. Inventories
Inventories consisted of the following at September 30 (dollars in thousands):

                             2002                 2003
                       --------------      -----------------
    Raw materials      $       7,514        $         8,301
    Work in process           10,196                 11,976
    Finished goods            15,451                 16,992
                       --------------      -----------------
                       $      33,161        $        37,269
                       ==============      =================

4. Property,  Plant and Equipment
Property, plant and equipment consisted of the following at September 30 (dollars in thousands):

                                             2002            2003
                                       -----------      -----------
    Land                               $    2,589       $    2,658
    Building and improvements              20,774           23,391
    Machinery and equipment                59,687           65,770
    Furniture and fixtures                 23,486           25,797
    Construction in progress                4,670            5,276
                                       -----------      -----------
                                          111,206          122,892
    Less - accumulated depreciation        63,110           74,023
                                       -----------      -----------
                                       $   48,096       $   48,869
                                       ===========      ===========


5. Intangible Assets
Intangible assets consisted of the following at September 30 (dollars in thousands):

                                            2002                2003
                                      -------------      --------------
    Goodwill                          $     93,804       $     114,144
    Trademarks and trade names              74,122              74,122
    Patents                                  1,916               2,078
    Non-compete agreement                      701               1,335
    Other                                      215                 215
                                      -------------      --------------
                                      $    170,758       $     191,894
    Less - accumulated amortization         48,779              52,237
                                      -------------      --------------
                                      $    121,979       $     139,657
                                      -------------      --------------

The weighted average life of patents is 17 years. The Company expects amortization expense to be approximately $0.3 million for each of the next five years.

6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at September 30 (dollars in thousands):

                                                          2002           2003
                                                     -----------     -----------
    Accounts payable - trade                         $   15,733       $   21,205
    Accrued liabilities --
      Employee compensation and benefits (Note 8)        12,269           11,785
      Restructuring reserve                               3,497            2,405
      Other                                               4,911            8,648
                                                     -----------     -----------
                                                     $   36,410       $   44,043
                                                     ===========     ===========

7. Debt
The long-term debt consisted of the following at September 30 (dollars in thousands):

                                                            2002          2003
                                                        ----------    ----------
     Term loans, due 2003                               $   12,529     $    --
     Term loans, due 2004                                   16,706        17,357
     Term loans, due 2005                                   64,641        79,349

     Senior subordinated notes, due 2005, 12.5%             98,000        98,000
     Holding Company subordinated notes, due 2005                -        15,000
     Mortgage note, due 1998 - 2006, 10.1%                   2,165         2,087
     Other                                                   1,521         1,760
                                                        ----------    ----------
                                                           195,562       213,553
     Less-- Current portion of long-term debt               12,847        17,767
                                                        ----------    ----------
          Total                                          $ 182,715     $ 195,786
                                                        ==========    ==========





     Senior Bank Facilities

The Company's debt structure includes up to an aggregate of $135.0 million under its Credit Agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies, (ii) a secured revolving credit facility ("Revolving Credit Facility") providing for up to $30.0 million of revolving loans for general corporate purposes, and (iii) a U.K. overdraft facility of up to an equivalent of $5.0 million in Great Britain Pounds for working capital requirements as needed (collectively, the "Senior Bank Facilities"). The amounts outstanding on the Term Loans and Revolving Credit Facility at September 30, 2003, were approximately $85.1 and $11.7 million, respectively. No amounts were outstanding under the U.K. overdraft facility. The Revolving Credit Facility provides for the issuance of letters of credit in an aggregate face amount of up to $10.0 million. The Term Loans amortize quarterly over a four-year period. Amounts repaid or prepaid in respect of the Term Loans may not be re-borrowed. Loans and letters of credit under the Revolving Credit Facility will be available until the Revolving Loan Maturity Date, which is March 31, 2005.

At the Company's option, the interest rates per annum applicable to the Senior Bank Facilities are either (a) an adjusted rate based on the London Interbank Offered Rate ("LIBOR") plus a margin of 3.25% in the case of Term Loans and 2.75% for revolving loans or (b) the Base Rate, as defined, plus a margin of 2.25% in the case of Term Loans and 1.75% for revolving loans. The Base Rate is the higher of Bankers Trust Company's announced prime lending rate or the

Overnight Federal Funds rate plus 0.50%. The Company must pay certain fees in connection with the Senior Bank Facilities, including a commitment fee ranging from 0.375% to 0.50% on the undrawn portion of the commitments in respect of the Revolving Credit Facility based upon the Company's leverage ratio, and a 0.25% facing fee relating to the issuance of letters of credit.

The Company is entitled to an Interest Reduction Discount of .25% when the Company achieves a leverage ratio of less then 3.50. The discount would apply to all Term Loans and the Revolving Credit Facility.

Under the terms of the Senior Bank Facilities, the Company is required to comply with a number of affirmative and negative covenants. Among other restrictions, Aearo Company must satisfy certain financial covenants and ratios, including interest coverage ratios, leverage ratios, fixed charge coverage ratios and limits on the amount of permitted capital acquisitions. The Senior Bank Facilities also impose limitations on certain business activities of the Company. The Senior Bank Facilities restrict, among other things, the incurrence of additional indebtedness, creation of certain liens, the payment of dividends on the Company's Common Stock, sales of certain assets and limitations on transactions with affiliates. As of September 30, 2003, Aearo Company was in compliance with the covenants of the Senior Bank Facilities. The Senior Bank Facilities are unconditionally guaranteed by Aearo Corporation and secured by first priority security interests in substantially all the capital stock and tangible and intangible assets of the Company.

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

     Term Loans

At September 30, 2003, the total balance outstanding of the Term Loans was $85.1 million and interest rates were 4.4% for the U.S. Dollar Term Loan ($46.3 million US dollars outstanding at September 30, 2003), 7.0% for the British Pound Term Loan (13.6 million British Pounds outstanding at September 30, 2003), 5.4% for the Euro Term Loan (9.9 million Euro outstanding at September 30,
2003), and 6.0% for the Canadian Term Loan (6.2 million Canadian dollars outstanding at September 30, 2003). For the year ended September 30, 2003, the weighted average interest rates paid were 4.7%, 7.1%, 6.0%, and 6.3% for the U.S. Dollar Term Loan, the British Pounds Term Loan, the Euro Term Loan and the Canadian Term Loan, respectively.

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


     Revolving Credit Facility

At September 30, 2003 the balance on the Revolving Credit Facility was $11.7 million, which $5.0 million bore interest at LIBOR (3.89%) and $6.7 million at Base Rate (5.75%). For the year ended September 30, 2003, the maximum amount outstanding was $16.5 million, the average was $1.7 million and the weighted average interest rate paid was 5.7%. At September 30, 2003, approximately $17.3 million was available for additional borrowings and $11.3 million to finance additional permitted acquisitions.

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

The Notes indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facilities discussed above. As of September 30, 2003, the Company was in compliance with the various covenants of the Notes agreement. The Notes are unconditionally guaranteed on an unsecured senior subordinated basis by Aearo Corporation.

     Holding Company Notes

To finance part of the redemption of Aearo's common and preferred stock owned by Cabot, the Company issued $15.0 million of Holding Company Notes due in 2005. The Holding Company Notes are unsecured obligation of the Company. The initial applicable interest rate was 9.5%, with an increase of 50 basis points each subsequent four-month period beginning December 15, 2003. The applicable interest rate shall not exceed 12%. Interest will be paid three times per year on April 15, August 15, and December 15. The first payment was made on December 15, 2003.

The Note Purchase Agreement contains affirmative and negative covenants and restrictions similar to those required under the terms of the Senior Bank Facility and Notes discussed above. As of September 30, 2003 the Company was in compliance with the various covenants of the Notes Purchase Agreement.

     Maturities

As of September 30, 2003, the scheduled maturity of indebtedness for each of the next five years and thereafter is as follows (dollars in thousands):

                       Amount
                  -------------
2004               $    17,767
2005                   192,742
2006                     2,211
2007                       329
2008                       282
Thereafter                 222
                  -------------
                   $   213,553
                  =============

8. Employee Benefit Plans
The Company maintains a noncontributory defined benefit cash balance pension plan. Benefits provided under the plan are primarily based on years of service and the employee's compensation.

The following represents information summarizing the Company's defined benefit cash balance pension plan (dollars in thousands):

                                                   Years Ended September 30,
Change in benefit obligation                     2001        2002        2003
                                             ----------  ----------- -----------
Benefit obligation at beginning of year       $  9,887    $  11,343    $ 12,995
 Service cost                                    1,336        1,286       1,510
 Interest cost                                     721          790         833
 Plan amendments                                   --            30         --
 Benefits paid                                    (993)      (1,581)       (707)
 Actuarial gain (loss)                             392        1,127      (1,600)
                                             ----------  ----------- -----------
 Benefit obligation at end of year            $ 11,343    $  12,995    $ 13,031
                                             ----------  ----------- -----------


Change in plan assets
 Fair value of plan assets
  at beginning of year                        $ 10,535    $   9,259    $  7,956
 Actual return of plan assets                   (1,491)        (945)      1,119
 Employer contributions                          1,208        1,223         563
 Benefits paid                                    (993)      (1,581)       (707)
                                              ---------   ---------- -----------
 Fair value of plan assets at end of year     $  9,259    $   7,956  $    8,931
                                              ---------   ---------- -----------

Reconciliation of funded status
 Funded status                                $ (2,084)   $  (5,039) $   (4,101)
 Unrecognized prior service cost                    96          117         107
 Unrecognized actuarial (gain) loss               (572)       2,285         176
                                              ---------   ---------- -----------
 Net pension liability included in
  accrued liabilities                         $ (2,560)   $  (2,637) $   (3,818)
                                              ---------   ---------- -----------
Amounts recognized in
 statement of financial position
 Prepaid benefit cost                         $    --     $     --   $      --
 Accrued benefit liability                      (2,560)      (4,860)     (3,818)
 Intangible asset                                  --           116         --
 Accumulated other comprehensive income            --         2,107         --
                                              ---------   ---------- -----------
 Net amount recognized                        $ (2,560)   $  (2,637) $   (3,818)
                                              ---------   ---------- -----------
Components of net periodic benefit cost
 Service cost                                 $  1,336    $   1,286  $    1,510
 Interest cost                                     721          790         833
 Expected return on plan assets                   (842)        (785)       (672)
 Unrecognized prior service cost                     7            9           9
 Recognized actuarial gain (loss)                 (145)         --           63
                                              ---------   ---------- -----------
 Net periodic benefit cost                    $  1,077    $   1,300  $    1,743
                                              =========   ========== ===========



The weighted average assumptions used in determining net periodic benefit cost and the projected benefit obligation were as follows:

                                                      Years Ended September 30,
                                                      2001      2002      2003
                                                   --------- --------- ---------
  Discount rate                                       7.50%     6.75%     6.00%
  Expected long-term rate of return of plan assets    8.00%     8.50%     8.00%
  Rate of compensation increase                       4.00%     4.00%     4.00%


In addition, the Company has an unfunded, noncontributory defined benefit pension plan, the Aearo Company Supplemental Executive Retirement Plan (the SERP
Plan), which is also a cash balance plan. The SERP Plan, effective January 1, 1994, covers certain employees in the United States. The costs to the Company for the SERP Plan were $148,000, $111,000 and $113,000 for the years ended September 30, 2001, 2002 and 2003, respectively. The aggregate liability for the SERP Plan was $524,000, $486,000 and $540,000 for the years ended September 30, 2001, 2002 and 2003, respectively.

A 401(k) plan, the Aearo Company Employees' 401(k) Savings Plan, was established as of May 1, 1990. Employees normally scheduled to work a minimum of 1,000 hours per year can join the plan immediately and may contribute up to 60% of their compensation. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 3% of the employee's pay. The costs to the Company for this Plan were $903,000, $866,000 and $891,000 for the years ended September 30, 2001, 2002 and 2003, respectively.

The Company has a defined contribution savings plan for U.K. employees, under which eligible employees are allowed to contribute up to 15% of their compensation. The Company contributes 5% of pay for all eligible employees and additional amounts equal to 40% of the employee's contribution to a maximum of 2% of the employee's pay. For the years ended September 30, 2001, 2002 and 2003, the Company contributed approximately $212,000, $197,000, and $228,000, respectively.

9.    Related Party Transactions

Pursuant to an agreement with Cabot and Vestar, dated as of July 11, 1995, an annual management fee is payable by the Company equal to the greater of (i) $400,000 or (ii) 1.25% of the consolidated net income of the Company and its subsidiaries before cash interest, taxes, depreciation and amortization for such fiscal year. Payments totaled approximately $728,000, $519,000 and $611,000 during the years ended September 30, 2001, 2002 and 2003, respectively. Until August 18, 2003, this annual management fee was shared by Cabot and Vestar based on their relative equity ownership of the Company. On August 18, 2003, the Company redeemed all of the shares of common and preferred stock of Aearo owned by Cabot in the Cabot Stock Redemption, which had no effect on the calculation of the management fee. All payments subsequent August 18, 2003 have been and will be paid to Vestar. Of the $611,00 in management fees paid by the Company during the year ended September 30, 2003, the Company paid Vestar $167,000 in management fees for the interim period from August 18, 2003 through September 30, 2003.

See Note 12 for a description of certain ongoing liability retention and indemnity agreements between the Company and Cabot relating to respiratory medical conditions. The Company paid Cabot $400,000 for each of the years ended September 30, 2001, 2002 and 2003.

The Company has made available to certain members of management ("Management Investors") loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Common Stock purchased by such Management Investors under the Stock Purchase Plan. Each such loans (i) is secured by Common Stock purchased with the proceeds thereof, (ii) bears interest at an annual rate of 2.73%, and (iii) is subject to mandatory prepayment in the event the employment of the Management Investor terminates or of maturity. Maturity, at the earliest, is at the option of the note-holder, or at the latest, at the time of the Vestar realization event as defined in the Stockholder's Agreement. The aggregate amount of these loans was approximately $1,363,000 and $1,399,000 at September 30, 2002 and 2003, respectively.

10. Income Taxes
Income (loss) before provision for income taxes was as follows (dollars in thousands):

                                              Years Ended September 30,
                                        2001          2002              2003
                                    ----------      ---------       -----------
 Domestic                           $  10,865)     $   4,762       $    12,128
 Foreign                                7,113          6,342            11,031
                                    ----------      ---------       -----------
 Total                              $  (3,752)     $  11,104       $    23,159
                                    ==========      =========       ===========


A summary of provision (benefit) for income taxes was as follows (dollars in thousands):
                                               Years Ended September 30,
U.S. Federal and State:                 2001          2002               2003
                                    ----------      ---------       -----------
    Current                         $  (3,525)     $     125       $       620
    Deferred                              --             203               --
                                    ----------      ---------       -----------
                                    $  (3,525)     $     328       $       620
                                    ==========      =========       ===========
Foreign:

    Current                             1,957          1,226             1,148
    Deferred                             (304)           231               783
                                    ----------      ---------       -----------
                                        1,653          1,457             1,932
                                    ----------      ---------       -----------
    Total                           $  (1,872)     $   1,785       $     2,551
                                    ==========      =========       ===========

The provision (benefit) for income taxes at the Company's effective tax rate differed from the provision (benefit) for income taxes at the statutory rate as follows (dollars in thousands):


                                               Years Ended September 30,
                                              2001        2002        2003
                                           ---------   ---------   ---------
Computed tax expense (benefit) at the      $  (1,277)  $   3,740   $   7,875
 expected statutory rate
 State taxes, net of federal effect              (51)         82          85
 Foreign income taxed at different rates      (1,172)       (166)     (1,174)
 Foreign dividends                               --          324         --
 Non-deductible goodwill amortization            308         309         --
 Non-deductible expenses                         267          99         125
 Increase (decrease) in valuation
  allowance                                      110      (2,302)     (4,710)
 Other, net                                      (57)       (301)        350
                                           ---------   ---------   ---------
Provision (benefit) for income taxes       $  (1,872)  $   1,785   $   2,551
                                           =========   =========   =========

Significant components of deferred income taxes are as follows at September 30 (dollars in thousands):



                                            As of September 30,
Deferred tax assets                          2002         2003
                                          ---------    ---------
 Pension and other benefits               $   1,862    $   1,673
 Property, plant and equipment               (3,158)      (2,422)
 Intangible assets                              459       (4,940)
 Restructuring charges                        1,349          530
 Inventory                                    1,147        1,759
 Unrealized foreign currency exchange            --        1,254
 Net operating loss and credit
  carryforwards - Domestic                   11,298        8,096
 Accrued expenses and other                     345        1,705
                                          ---------    ---------
 Subtotal                                    13,302        7,655
 Valuation allowances                       (14,102)      (9,263)
                                          =========    =========
 Total deferred tax liability             $    (800)   $  (1,608)
                                          =========    =========

The valuation allowance at September 30, 2002 and 2003 relates to the uncertainty of realizing the tax benefits of reversing temporary differences and net operating loss carryforwards. The gross amount of domestic net operating loss carryforwards, before the tax effect, is approximately $22.6 million as of September 30, 2003. The net operating loss carryforwards expire at various periods ranging from 2010 to 2021. Of the valuation allowance recorded as of September 30, 2003, approximately $6.9 million will be used to reduce goodwill if the benefits are realized.

11.   Stockholders' Equity

Stock Ownership and Stockholders' Agreement

As of September 30, 2003, Vestar, and its affiliates, owns 71.5% of the outstanding shares of Aearo Common Stock (42,500 shares) and 100% of the outstanding shares of Aearo Preferred Stock (22,500 shares) and Management Investors and certain other employees of the Company own 28.5% of the outstanding shares of Aearo Common Stock (16,912.5 shares). At September 30, 2002, Vestar, and its affiliates, owned 41.7% of the outstanding shares of Aearo Common Stock (42,500 shares) and 50% of the outstanding shares of Aearo Preferred Stock (22,500 shares), Cabot owned 41.7% of the outstanding shares of Aearo Common Stock (42,500 shares) and 50% of the outstanding shares of Aearo Preferred Stock (22,500 shares) and the Management Investors and certain other employees of the Company owned 16.6% of outstanding shares of Aearo Common Stock (16,912.5 shares). Vestar and the Management Investors are parties to a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement contains stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights.

The Aearo Preferred Stock is cumulative redeemable $.01 par value stock. Dividends accrue whether or not dividends are declared or funds are available at an annual rate of 12.5%, compounded quarterly. To date, no dividends have been declared. Accrued dividends may be paid in cash or in additional shares of preferred stock. Shares are redeemable for cash at any time, subject to certain exceptions, at the option of the Company at a redemption price equal to the actual or implied purchase price ($22.5 million) plus a redemption payment based on the dividend rate. As of September 30, 2002 and 2003, the redemption value of the preferred stock was $109.5 million and $61.9 million, respectively.

Aearo Company is permitted to pay cash dividends to Aearo Corporation for taxes and expenses in the ordinary course of business. The maximum amount of cash dividends paid to Aearo Corporation for ordinary business expenses may not exceed $1,000,000 in any fiscal year. As long as no event of default would result, Aearo Corporation and Aearo Company are permitted to pay dividends consisting of shares of qualified capital stock, as defined in the Senior Bank Facilities, and Aearo Corporation may redeem or purchase shares of its capital stock held by former employees of Aearo Corporation or any of its subsidiaries following the termination of their employment, provided that the aggregate amount paid by Aearo Corporation with respect to such purchases or redemptions does not exceed $5.0 million in any fiscal year and $7.5 million in the aggregate. Aearo Company may pay cash dividends to Aearo Corporation for the latter purpose. Additionally, Aearo Corporation may pay dividends on its preferred stock in additional shares of Aearo Preferred Stock. To date, Aearo Corporation has not paid dividends on either Aearo Common or Aearo Preferred Stock.

Stock Option Plans

On June 27, 1996, Aearo's Board of Directors adopted the Executive Stock Option Plan (the "Executive Plan") under which non-qualified options to purchase up to 5,000 shares of Aearo Common Stock may be granted to certain officers and key employees of Aearo and its subsidiaries. In July 1997, the Company's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 10,000 shares of Aearo Common Stock were reserved for issuance. During the year ended September 30, 2002, an additional 1,800 shares were reserved for issuance under the 1997 Option Plan. Under the 1997 Option Plan, non-qualified and qualified options may be granted to employees, directors and consultants of Aearo and its subsidiaries. Options granted under the Executive Plan and the 1997 Option Plan will vest and become exercisable upon the earlier of the date on which a stipulated return (as defined) is achieved by Vestar on its investment in the Company or the tenth anniversary of the date of grant. The option term will be 10 years, except that options shall expire in certain instances of termination of employment and upon the sale of the Company. As of September 30, 2003, options to purchase a total of 3,993 shares were outstanding under the Executive Plan and options to purchase a total of 7,930 shares were outstanding under the 1997 Option Plan. A total of 1,077 options are available for grant under the Executive Plan and 3,800 options are available for grant under the 1997 Option Plan.

Pro Forma Stock-Based Compensation Expense

SFAS No. 123, "Accounting for Stock-Based Compensation", sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans.

Stock Option Activity

Stock option data for the Executive Plan and the 1997 Option Plan for the years ended September 30, 2001, 2002 and 2003, respectively, was as follows:


                                             Number           Weighted Average
                                           of Shares           Exercise Price

Outstanding, October 1, 2000                   9,883              $     630
Granted                                        2,500                    800
Forfeited                                       (218)                   600
Forfeited                                        (94)                   800
Outstanding, September 30, 2001               12,071                    664
Granted                                        4,274                    600
Granted                                           31                    800
Forfeited                                       (456)                   600

Outstanding, September 30, 2002               15,920                    649
Forfeited                                     (3,997)                   800
                                             -------              ---------
Outstanding, September 30, 2003               11,923              $     600
                                             =======              =========

The following table sets forth information regarding options outstanding at September 30, 2003:
                                                                 Weighted
                                                   Weighted       Average
 Number                                Weighted     Average      Exercise
of Shares                 Number        Average    Remaining     Price for
Covered by   Exercise    Currently     Exercise   Contractual    Currently
 Options      Price     Exercisable     Price       Life        Exercisable
---------   ---------   -----------   ---------   ----------    -----------
 11,923     $  600.00       --        $  600.00   5.74 years        N/A



12.  Commitments and Contingencies


     Lease Commitments

The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable operating leases. Rent expense under such arrangements totaled $5.8 million, $6.0 million and $6.4 million for the years ended September 30, 2001, 2002 and 2003, respectively. Future minimum rental commitments under non-cancelable leases in effect at September 30, 2003 are as follows (dollars in thousands):

2004            $      4,336
2005                   3,702
2006                   2,341
2007                   1,053
2008                   1,053
Thereafter             2,070
                --------------
Total           $     14,555
                ==============

     Contingencies

Various lawsuits and claims arise against the Company in the ordinary course of its business. Most of these lawsuits and claims are products liability matters that arise out of the use of safety eyewear and respiratory product lines manufactured by the Company as well as products purchased for resale.

In addition, the Company is a defendant in lawsuits by plaintiffs alleging that they suffer from respiratory medical conditions, such as asbestosis or silicosis, relating to exposure to asbestos and silica, and that such conditions result, in part, from the use of respirators that, allegedly, were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to manufacturers and distributors of respirators, manufacturers, distributors and installers of sand (used in sand blasting), asbestos and asbestos-containing products. Most of these claims are covered by the Asset Transfer Agreement entered into on June 13, 1995 by the Company and Aearo Company, on the one hand, and Cabot and certain of its subsidiaries (the "Sellers"), on the other hand (the "1995 Asset Transfer Agreement"). In the 1995 Asset Transfer Agreement, so long as the Company makes an annual payment of $400,000 to Cabot, the Sellers agreed to retain, and Cabot and the Sellers agreed to defend and indemnify the Company against, any liability or obligation relating to or otherwise arising under any proceeding or other claim against the Company or Cabot or their respective affiliates or other parties with whom any Seller directly or indirectly has a contractual liability sharing arrangement which sounds in product liability or related causes of action arising out of actual or alleged respiratory medical conditions caused or allegedly caused by the use of respirators or similar devices sold by Sellers or their predecessors (including American Optical Corporation and its predecessors) prior to July 11, 1995. To date, the Company has elected to pay the annual fee and intends to continue to do so. The Company could potentially be liable for claims currently retained by Sellers if the Company elects to cease paying the annual fee or if Cabot and the Sellers no longer are able to perform their obligations under the 1995 Asset Transfer Agreement. Cabot acknowledged in the Stock Purchase Agreement that it and the Company entered into on June 27, 2003 (providing for the sale by Cabot to the Company of all of the common and preferred stock of the Company owned by Cabot) that the foregoing provisions of the 1995 Asset Transfer Agreement remain in effect. The 1995 Asset Transfer Agreement does not apply to claims relating to the business of Eastern Safety Equipment, the stock of which the Company acquired in 1996.

At September 30, 2003, the Company has recorded liabilities of approximately $4.5 million, which represents reasonable estimates of its probable liabilities, for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2008 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

13.  Acquisitions

On December 14, 2001, the Company acquired Iron Age Vision from Iron Age Corporation of Pittsburgh, Pennsylvania. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to December 14, 2001 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 14, 2001. The purchase price of $0.9 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of receivables and fixed assets. The excess of purchase price over the fair market value of assets acquired of $0.5 million was allocated to goodwill.

On January 21, 2002, the Company acquired the industrial safety business of Montreal, Canada based Leader Industries, Inc. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to January 21, 2002 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 21, 2002. The purchase price of $5.1 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $2.2 million was allocated to goodwill.

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

On October 7, 2002, the Company acquired the Safety Prescription Eyewear assets Industrial Protection Products, Inc. ("IPP") of Wilmington, Massachusetts for $1.5 million. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to October 7, 2002 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of October 7, 2002. The purchase price of $1.5 million, inclusive of acquisition fees and costs to restructure operations, was allocated based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $1.4 million consisted of $0.9 million of goodwill and $0.5 million of other intangibles.

These operations have been included in the consolidated results from the dates of acquisition. Had the acquisitions been consolidated at the beginning of the year prior to the acquisitions, they would not have materially affected results.

On March 14, 2003, the Company acquired VH Industries, Inc. ("VH") of Concord, North Carolina for $11.6 million. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, and, accordingly, the consolidated financial statements for the periods subsequent to March 14, 2003 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of March 14, 2003. The purchase price of $11.6 million, inclusive of acquisition fees and costs to restructure operations, was allocated on a preliminary basis based on the fair value of assets acquired, which consisted primarily of inventory, receivables, fixed assets and accrued liabilities. The excess of purchase price over the fair market value of assets acquired of $9.4 million consisted of $5.9 million of goodwill and $1.6 million of trademarks and $1.9 million of other intangibles. The following unaudited proforma information presents results as if the acquisition had occurred at the beginning of the respective periods (dollars in thousands):



                                 2001          2002         2003
                            -----------   -----------   ----------
Sales as reported           $   283,862   $   286,867   $  316,428
Proforma sales                  292,456       297,223      320,918


Net income (loss)as
reported                         (1,880)        9,319       20,608
Proforma net income (loss)       (1,212)        9,803       21,296




14.  Segment Data

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

Net sales to external customers by business segment (dollars in thousands):

                                     2001            2002            2003
                                 ----------      ----------       ----------
Safety Products                  $   206,311     $   208,538      $  242,263
Safety Prescription Eyewear           39,076          40,834          40,028
Specialty Composites                  38,475          37,495          34,137
                                 -----------     -----------      ----------
Total                            $   283,862     $   286,867      $  316,428
                                 ===========     ===========      ==========


Profit by business segment and reconciliation to income before (benefit from) provision for income taxes (dollars in thousands):

                                    2001             2002            2003
                                 ----------       ----------      ----------
Safety Products                  $   43,102       $   42,608      $   50,670
Safety Prescription Eyewear           2,922            1,714             462
Specialty Composites                  1,984            3,488           2,713
                                 ----------      -----------     -----------
 Segment profit                  $   48,008       $   47,810      $   53,845
                                 ==========       ==========      ==========

Depreciation                         10,123           10,958          11,102
Amortization of intangibles           6,530            6,293             267
Restructuring charges                11,441             (600)           (270)
Interest, net                        23,666           20,055          19,587
                                 ----------       ----------      -----------
 Income (loss) before provision
 for/(benefit from)
 income taxes                    $  (3,752)       $   11,104      $   23,159
                                 ==========       ==========      ==========

Segment profit is defined as earnings before depreciation, amortization, interest expense and income taxes and presents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

Intersegment sales of the Specialty Composites segment to the Safety Products segment totaled $4.2 million, $3.5 million and $3.2 million for the years ended September 30, 2001, 2002 and 2003, respectively. The intersegment sales value is generally determined at fully absorbed inventory cost at standard rates plus 25%.

Depreciation by business segment (dollars in thousands):

                                          2001            2002             2003
                                   -----------     -----------      -----------
Safety Products                    $     7,966     $     8,657      $     8,978
Safety Prescription Eyewear                378             717              707
Specialty Composites                     1,779           1,584            1,417
                                   -----------     -----------      -----------
Total                              $    10,123     $    10,958      $    11,102
                                   ===========     ===========      ===========


Identifiable assets by business segment (dollars in thousands):

                                                     2002              2003
                                              -----------       -----------
Safety Products                               $   217,091       $   249,553
Safety Prescription Eyewear                        18,088            17,748
Specialty Composites                               20,510            18,914
Cash                                               14,480             7,301
                                              -----------       -----------
Total                                         $   270,169       $   293,516
                                              ===========       ===========
Cash is not allocated to segments.

Capital expenditures including capital leases by business segment (dollars in thousands):

                                      2001            2002            2003
                                  ----------      ----------       -----------
Safety Products                   $     5,788     $     7,921      $     8,888
Safety Prescription Eyewear               425             499              379
Specialty Composites                    1,075             791              619
Reconciling items                         511             442              430
                                  -----------     -----------      -----------
Total                             $     7,799     $     9,653      $    10,316
                                  ===========     ===========      ===========

Reconciling items include corporate expenditures such as information technology and other shared systems.

Net sales by principal geographic areas (dollars in thousands):

                                         2001            2002             2003
                                  -----------     -----------      -----------
United States of America          $   179,398     $   175,358      $   187,106
Canada                                 20,370          20,997           22,965
United Kingdom                         13,501          13,115           15,562
Germany                                11,447          10,984           11,859
Sweden                                 10,981          10,710           15,392
France                                  6,975          10,097            9,967
Italy                                   5,156           4,933            7,044
All others                             36,034          40,673           46,533
                                  -----------     -----------      -----------
Total                             $   283,862     $   286,867      $   316,428
                                  ===========     ===========      ===========


The sales as shown above represent the value of shipments into the customer's country of residence. For the years ended September 30, 2001, 2002 and 2003, no single customer accounted for more than 10% of sales.

Net identifiable assets by principal geographic areas (dollars in thousands):

                                       2001            2002             2003
                                -----------     -----------      -----------
United States of America        $   173,076     $   173,068      $   183,910
Canada                                9,584          10,252           10,293
United Kingdom                       19,304          18,426           21,870
Germany                               2,138             144              299
Sweden                               56,673          61,860           70,744
France                                   43           5,869            5,773
All others                              484             550              627
                                -----------     -----------      -----------
Total                           $   261,302     $   270,169      $   293,516
                                ===========     ===========      ===========

15.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2002 and 2003.



                                          QUARTERLY FINANCIAL DATA
                                    (In Thousands, Except Per Share Amounts)
                    -----------------------------------------------------------------------------------------
                              Fiscal Year                                         Fiscal Year
                                  2002                                                2003
                    ------------------------------------------     ------------------------------------------
                      First     Second      Third     Fourth         First     Second      Third      Fourth
                    ---------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
Net Sales           $ 61,644   $ 70,683  $ 76,435    $ 78,105      $ 68,717   $ 76,686   $ 86,723   $ 84,302
Cost of Sales         32,928     37,360    40,024      40,085        35,645     39,912     45,767     42,695
                    ---------  ---------  --------   ---------     ---------  ---------  ---------  ---------
Gross Profit          28,716     33,323    36,411      38,020        33,072     36,774     40,956     41,607
Restructuring Charge     --         --        --         (100)          --         --         --         --

Income (Loss)
before provision
for (benefit from)
income taxes            (188)     2,580     3,132       5,580         1,652      4,765      7,750      8,992

Net Income (Loss)       (711)     2,017     2,282       5,731         1,042      2,691      6,383     10,492



16.  Restructuring

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

During 2003, the Company reversed $0.3 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and was classified as a reduction in cost of sales.

The following table displays the activity and balances of the restructuring reserve account as of and for the year ended September 30, 2003 (in thousands):

                               September 30,                September 30,
                                  2002           Charges      2003
                               -------------   ---------    -------------
Employee termination costs     $         730   $    (506)   $         224
Lease agreements                       2,352        (896)           1,456
Loss on disposal of assets               700          (9)             691
Other                                     47         (30)              17
                               -------------   ---------    -------------
 Total                          $      3,829   $  (1,541)   $       2,388
                                ------------   ---------    -------------


The Company expects that all charges related to the restructuring provision will be settled in fiscal 2004 except for the lease agreement which will end in March 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

Item 9A. Controls and Procedures

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

Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors during the fourth fiscal quarter that could materially affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 10.  Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 22, 2003.

Name                            Age    Position
----------------------------   ----   ---------- -------- ----------------------
Michael A. McLain (1)            53   Chief  Executive  Officer,  President,
                                      and  Chairman  of the Board of Directors

Jeffrey S. Kulka                 46   Senior Vice President, Chief Financial
                                      Officer, Treasurer, and Secretary

James H. Bernhardt               59   Senior Vice President and Chief Marketing
                                      Officer

James H. Floyd                   48   President, Aearo Europe, Managing
                                      Director, International

Joseph C. Marlette               60   Senior Vice President, Operations and
                                      Research and Development

M. Rand Mallitz                  61   Senior Vice President, Specialty
                                      Composites

D. Garrad (Gary) Warren, III     51   President, North American Safety
                                      Products Group

James M. Phillips                51   Senior Vice President, Human Resources

Rahul Kapur                      52   Senior Vice President, Corporate
                                      Development and Chief Strategy Officer

Norman W. Alpert (1)             44   Director

Daniel S. O'Connell              48   Director

Arthur J. Nagle                  67   Director

Bryan P. Marsal (2)              52   Director

William E. Kassling (2)          58   Director

John D. Curtin, Jr.              70   Director


1.    Member of Compensation Committee
2.    Member of Audit Committee

Michael A. McLain has been President, Chief Executive Officer and Director of the Company since February 1998. Effective May 30, 2001, he was named Chairman of the Board of Directors. Prior to joining the Company, he was President and Chief Executive Officer of DowBrands, Inc., a large manufacturer of household consumer products. Mr. McLain is a Director of Cluett American Corporation, and Little Rapids Corporation.

Jeffrey S. Kulka, Senior Vice President, Chief Financial Officer, Treasurer and Secretary joined the Company in March 1997 as Corporate Controller. Prior to joining Aearo, he spent ten years with Augat Inc. in a variety of assignments including Divisional Controllerships and Business Development in domestic and international settings.

James H. Bernhardt, Senior Vice President and Chief Marketing Officer, joined the Company in February 2001. Prior to joining Aearo, he was Senior Vice President/General Manager of the Miracle-Gro Division of the Scotts Company. Altogether, he has 30 years of experience in packaged goods marketing.

James H. Floyd, President, Aearo Europe, Managing Director, International, joined Aearo in April 1998. Prior to 1998, he was responsible for global logistics and packaging functions at DowBrands. He began his career at Procter and Gamble where he worked for seven years.

Joseph  C.  Marlette,  Senior  Vice  President,   Operations  and  Research  and
Development, joined the Company in April 1998. Prior to joining Aearo, he spent 33 years in various manufacturing positions with the Dow Chemical Company.

M. Rand Mallitz, Senior Vice President and General Manager, E-A-R(R) Specialty Composites, joined the Company in January 1992 as. In December 1999, he was promoted to Vice President Aearo, Senior Vice President Specialty Composites. Prior to joining the Company, Mr. Mallitz was CEO/President of Roth Office Products until 1992.

D. Garrad (Gary) Warren, III joined the Company in November 1999 and currently serves as President - North American Safety Products Group. Prior to that, Mr. Warren was Senior Vice President, Sales and Customer Development for International Home Foods in Parsippany, New Jersey.

James M. Phillips, Senior Vice President, Human Resources joined the Company in May 1998. He worked for Dow Chemical Company for more than 20 years and has worked in recruiting, training and compensation for many diverse divisions of Dow.

Rahul Kapur joined the Company in April 1998 as Vice President of Corporate Development. He currently is Senior Vice President of Corporate Development and chief Strategy Officer. Mr. Kapur joined DowBrands in 1985 in New Product Development and held various positions in Marketing and Strategic Development, including Director of Marketing for Europe. He began his career with Richardson Vicks and Unilever.

Norman W. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. In addition to Aearo, Mr. Alpert is a director of MCG Capital Corporation and Cluett American Group, all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. In addition to Aearo, Mr. O'Connell is a director of Cluett American Corporation, Insight Communications Company, Inc., Sunrise Medical, Inc., St. John Knits Co., Inc. and Agrilink Foods, Inc. All are companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Arthur J. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. In addition to Aearo, Mr. Nagle is a director of Advanced Organics, Inc., Gleason Corporation and Sheridan Healthcare, Inc., all companies in which Vestar or its affiliates have a significant equity interest. He became a director of the Company in July 1995.

Bryan P. Marsal, is co-founder of Alvarez & Marsal, Inc. ("A&M"), a global professional services firm specializing in providing corporate advisory and management services to distressed and underperforming companies. Previously, he served as Director of Republic Health Corporation, Anthony Manufacturing, and Gitano. He was also Chief Operating Officer of Alexander's Department Stores. Mr. Marsal holds both a B.B.A. and a M.B.A from the University of Michigan. He currently serves on the boards of Timex Corporation, and Cluett American Corporation (Gold Toe Socks). He became a director of the Company in October 1998.

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

Prior to the Cabot Stock Redemption on August 18, 2003, the number of directors of the Company was fixed at nine. Since that time, the number of directors has been fixed at seven. Under the Stockholders' Agreement, Vestar has the right to designate five directors and the Management Investors have the right to designate two directors. Prior to the Cabot Stock Redemption, Cabot had the right to designate two directors. Messrs. Alpert, O'Connell, Nagle, Kassling and Marsal are the directors designated by Vestar and Mr. McLain and Mr. Curtin are currently the directors designated by the Management Investors. See Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement -- Election and Removal of Directors." The term of office for each director ends when his or her successor elected at the annual meeting of stockholders or upon his or her removal or resignation.

The Board of Directors has established an audit committee  consisting of William
E. Kassling and Bryan P. Marsal (the "Audit Committee"). The Audit Committee recommends the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants' independence and establishes policies for business values, ethics and employee relations. Mr. Marsal has been designated as the audit committee financial expert and is independent of management.

The Company has adopted a code of ethics that applies to, among others, its Chief Executive Officer, Chief Financial Officer, and Controller. The Code of Ethics is available upon request by contacting the Corporate Counsel at (508) 764-5500. If the Company makes substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer or Controller, the Company will make a public disclosure of the nature of such amendment or waiver.

Officers and directors of Aearo and the Subsidiary are not subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11.  Executive Compensation

The compensation of executive officers of the Company is determined by the Board of Directors. The following table sets forth certain information concerning compensation received by the Chief Executive Officer and the other four most highly-compensated executive officers of the Company serving at the end of fiscal 2003 (the "Named Executive Officers") for services rendered to the Company in all capacities (including service as an officer or director) in fiscal 2003.

                                    Summary Compensation Table
                                        Annual Compensation
                            Fiscal                             All Other Annual
                             Year     Salary        Bonus       Compensation
Michael A. McLain
Chief Executive Officer,    2003   $  515,007    $  398,125     $   81,855 (1)
President, and Chairman     2002   $  500,004    $  225,069     $   86,797
of the Board of Directors   2001   $  496,667    $   56,250     $   84,977

D. Garrad Warren, III       2003   $  250,281    $  155,284     $   44,496 (2)
President, North American   2002   $  243,000    $   87,507     $   64,250
Safety Products Group       2001   $  240,833    $   21,870     $   43,316

James H. Floyd              2003   $  216,300    $   133,988    $   34,934 (3)
President, Aearo Europe,    2002   $  207,934    $    75,623    $   52,721
Managing Director,          2001   $  195,066    $    17,784    $   42,122
International

M. Rand Mallitz             2003   $  212,832    $   131,626    $   27,882 (4)
Senior Vice President and   2002   $  206,604    $    74,399    $   22,907
General Manager,            2001   $  205,267    $    18,594    $   25,180
Specialty Composites

Rahul Kapur                 2003    $  202,152    $  125,458    $   33,394 (5)
Senior Vice President,      2002    $  192,108    $   69,177    $   40,495
Corporate Development       2001    $  190,873    $   17,289    $   34,336
and Chief Strategy
Officer




1. Includes contributions made on behalf of Mr. McLain to the Company's 401(k) Savings Plan ($5,800) and to the Company's Cash Balance Plan ($12,541). Also includes expenses recognized by the Company for unfunded accruals made on Mr. McLain's behalf to the Company's Supplemental Executive Retirement Plan ($43,206) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($20,308).

2. Includes contributions made on behalf of Mr. Warren to the Company's 401(k) Savings Plan ($5,800) and to the Company's Cash Balance Plan ($12,541). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Warren's behalf to the Company's Supplemental Executive Retirement Plan ($11,023) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($15,132).

3. Includes contributions made on behalf of Mr. Floyd to the Company's 401(k) Savings Plan ($5,700); to the Company's Cash Balance Plan ($12,541). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Floyd's behalf to the Company's Supplemental Executive Retirement Plan ($7,354) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($9,339).

4. Includes contributions made on behalf of Mr. Mallitz to the Company's 401(k) Savings Plan ($5,945) and to the Company's Cash Balance Plan ($12,541). Also includes expenses recognized by the Company for unfunded accruals made on Mr. Mallitz's behalf to the Company's Supplemental Executive Retirement Plan ($6,978) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($2,418).

5. Includes contributions made on behalf of Mr. Kapur to the Company's 401(k) Savings Plan ($6,522) and to the Company's Cash Balance Plan ($12,541). Also includes expenses recognized by the Company for unfunded accruals made of Mr. Kapur's behalf to the Company's Supplemental Executive Retirement Plan ($5,706) as well as Company match and interest credits to the Company's Deferred Compensation Plan ($8,625).


The following table sets forth information concerning the number and value of unexercised options to purchase Aearo Common Stock held by the Named Executive Officers at the end of fiscal 2003. None of the Named Executive Officers exercised any options during fiscal 2003.


                                                                              Value of Outstanding
                                              Number of Shares Covered by     In-the-money Options
                         Shares               Options at Fiscal Year-end      At Fiscal Year-end (1)
                       Acquired On    Value
Name                    Exercise    Realized  Exercisable   Unexercisable    Exercisable   Unexercisable
---------------------   --------    --------  -----------   --------------   -----------   -------------
Michael A. McLain             --          --           --            1,100   $        --   $          --
D. Garrad Warren, III         --          --           --            1,250            --              --
M. Rand Mallitz               --          --           --              256            --              --
Rahul Kapur                   --          --           --              275            --              --
James H. Floyd                --          --           --              300            --              --


1. There was no public market for the Aearo Common Stock as of September 30, 2003. Accordingly, these values have been calculated on the basis of an assumed fair market value of $600 per share as established by the Company's Board of Directors.


Director Compensation

Directors (other than two Directors unaffiliated with Vestar (the "Outside Directors")) serve without compensation (other than reimbursement of expenses) in connection with rendering services as such. The Outside Directors receive $10,000 annually for their service as Directors and an additional $2,500 per meeting, plus reimbursement of expenses. In connection with their appointment, Outside Directors appointed in prior fiscal years have been given the opportunity to purchase a limited number of shares of Aearo Common Stock. No Outside Directors were appointed to the Board during fiscal 2003. Outside Directors may also elect to participate in the Deferred Compensation Plan.

Employee Stock and Other Benefit Plans

Stock Purchase Plan. In connection with the Formation Acquisition, the Company adopted the Cabot Safety Holdings Corporation 1995 Stock Purchase Plan, as amended and restated (the "Stock Purchase Plan"), in order to encourage ownership of Aearo Common Stock by selected officers and employees and independent directors of the Company. Under the Stock Purchase Plan, 15,000 shares of Aearo Common Stock have been reserved for purchase by the Company's executive officers and other senior members of management as determined by the Board of Directors. As of December 1, 2003, 13,200 of such shares were issued and outstanding.

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

Stock Option Plans. In June 1996, Aearo's Board of Directors adopted and the stockholders subsequently approved the Executive Stock Option Plan (the "Executive Plan") under which 5,000 shares of Aearo Common Stock have been reserved for issuance. Under the Executive Plan, non-qualified options may be granted to officers and key employees of the Company and its subsidiaries. In July 1997, Aearo's Board of Directors adopted and the stockholders subsequently approved the 1997 Stock Option Plan (the "1997 Option Plan") under which 11,800 shares of Aearo Common Stock have been reserved for issuance. Under the 1997 Option Plan non-qualified and qualified options may be granted to employees, directors and consultants of the Company.

Each of the Executive Plan and the 1997 Option Plan is administered by a committee of the Board of Directors consisting of all non-employee directors. As of September 30, 2003, non-qualified options to acquire 11,923 shares at a price of $600 per share have been granted to officers and key employees of the Company and its subsidiaries under the Company's stock option plans and 4,877 options remain available for issuance. Of outstanding options, 3,181 in the aggregate have been granted to Named Executive Officers, including Mr. McLain (options to purchase 1,100 shares), Mr. Warren (options to purchase 1,250 shares), Mr. Floyd (options to purchase 300 shares), Mr. Kapur (options to purchase 275 shares) and Mr. Mallitz (options to purchase 256 shares). Each option will vest and become exercisable upon the earlier of: (i) the date on which certain financial performance benchmarks (which depend in part on the future market value of the Aearo Common Stock) are achieved by the Company and (ii) the tenth anniversary of the date of grant. The option term is 10 years; provided, however, that unexercised options expire earlier in certain instances of termination of employment of the option holder and may expire in the event of a merger or liquidation of the Company or a sale of substantially all the assets of the Company. Aearo Common Stock acquired upon exercise of options granted under the Executive Plan or 1997 Option Plan is subject to the same restrictions, including puts and calls and drag-along rights as Aearo Common Stock acquired under the Stock Purchase Plan. See "Stock Purchase Plan."

There were no option grants for Named Executive Officers pursuant to the Executive Plan and the 1997 Option Plan during the year ended September 30, 2003.

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

Phantom Equity Plan. Aearo maintains a management phantom equity program, pursuant to which specified members of management may be entitled to receive proceeds upon Aearo's achievement of specified financial goals relating to the value of the common equity. In general, subject to a participant's continued employment, the participant's right to receive such proceeds will vest immediately upon an outright sale of the majority of Aearo by existing shareholders or a recapitalization which results in a significant distribution to the common equity (each, a "realization event"). However, the Board of Directors of Aearo has the right to accelerate vesting for individual participants. The proceeds under the management phantom equity program generally will be distributed upon a realization event.

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

Deferred Compensation Plan. The Company has adopted a Deferred Compensation Plan which is a non-qualified savings plan under the IRS code and which provides executive officers and paid directors the opportunity to defer the receipt of base salary and/or bonus. The plan is effective for fiscal years beginning with fiscal year 2000 and provides unfunded deferred compensation payments upon a participant's retirement or termination from the Company. Participant deferrals are credited annually with amounts based upon the prime rate (plus 450 basis points) and with amounts replicating the Company match in the 401(k) for savings from income above the qualified plan limits.

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

The following table sets forth, for the Named Executive Officers, the estimated annual benefits payable upon retirement at normal retirement age, from both the qualified and non-qualified pension plans assuming in each case that such officer elects payment over time rather that in a lump sum:

Name and Principal Position                        Annual Benefits
                                                      Payable
-------------------------------------------------   ------------

Michael A. McLain                                   $     82,672
 Chief Executive Officer, President,
 and Chairman of the Board of Directors

D. Garrad Warren, III                               $     34,785
 President, North American Safety Products Group

M. Rand Mallitz                                     $     25,158
 Senior Vice President and General Manager,
 Specialty Composites

Rahul Kapur                                         $     29,045
 Senior Vice President, Corporate Development and Chief Strategy Officer

James H. Floyd                                      $     41,119
 President, Aearo Europe, Managing Director,
 International

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee of the Board of Directors. As of December 1, 2003, the committee consists of Messrs. Alpert and McLain, two directors of the Company. Mr. McLain is also the Chief Executive Officer and President of the Company as well as Chairman of the Board of Directors. This committee makes all executive officer compensation decisions, with Mr. McLain abstaining with respect to decisions affecting his own compensation, and submits them to the full Board of Directors of the Company for final review and approval.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Aearo Common Stock, including beneficial ownership by each person or entity known by the Company to own beneficially 5% or more of the Company's voting capital stock, by the Directors, the Named Executive Officers and all of the Company's Directors and executive officers as a group as of December 1, 2003. All of the Subsidiary's issued and outstanding capital stock is owned by Aearo.



Name and Address of Beneficial Owner     Number of Shares of      Percentage of
                                          Aearo Common Stock        Outstanding
                                                                        Shares
Vestar Equity Partners, L.P. (1)             42,500                      71.5%
 245 Park Avenue
 New York, New York 10167

Norman W. Alpert (2)                         42,500                      71.5%

Daniel S. O'Connell (2)                      42,500                      71.5%

Arthur J. Nagle (2)                          42,500                      71.5%

Michael A. McLain                             4,050                      6.82%

John D. Curtin, Jr.                           3,713                      6.25%

Rahul Kapur                                   1,000                      1.68%

James H. Floyd                                1,000                      1.68%

M. Rand Mallitz                                 950                      1.68%

D. Garrad Warren, III                           600                      1.01%

Bryan P. Marsal                                 250                         *

William E. Kassling                             250                         *

Directors and executive officers
as a group (15 persons)(3)                   55,863                      94.0%

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

3. Vestar and the Management Investors have entered into a Stockholders' Agreement, the terms of which are described more fully under Item 13, "Certain Relationships and Related Transactions -- Stock Ownership and Stockholders' Agreement." Does not include 3,550 shares of Aearo Common Stock held by Management Investors who are not executive officers.

Item 13. Certain Relationships and Related Transactions

The Asset Transfer Agreement

The Company is a party to the 1995 Asset Transfer Agreement dated as of June 13, 1995 with Cabot and certain of its subsidiaries (including Old Cabot Safety Corporation) (the "Asset Transfer Agreement") entered into in connection with the Formation Acquisition. The 1995 Asset Transfer Agreement contains customary representations, warranties and covenants. Cabot and certain of its subsidiaries, on the one hand, and Aearo and the Subsidiary on the other, have also agreed to indemnify and hold each other and their affiliates harmless against certain breaches of representations or covenants and certain other liabilities.

The Company has the right to pay an annual fee of $400,000 to Cabot , and has elected to make this payment, with the result that Cabot and the other subsidiaries retain responsibility and liability for, and indemnify the Company against, certain legal claims alleged to arise out of the use of respirators sold prior to July 11, 1995. See Item 3, Legal Proceedings, for a more detailed discussion of the respective rights and obligations of the parties under this arrangement.

Stock Ownership and Stockholders' Agreement

As of September 30, 2003, Vestar and its affiliates own 71.5% of the outstanding shares of Aearo Common Stock (42,500 shares) and 100% of the outstanding shares of Aearo Preferred Stock (22,500 shares). Management Investors and certain other employees of the Company own 28.5% of Aearo Common Stock (16,912.5 shares).

Under a Stockholders' Agreement originally among Aearo, Vestar, Cabot and the Management Investors, the parties agreed to various stock transfer restrictions, as well as provisions granting certain tag-along rights, drag-along rights, registration rights and participation rights, which are described below. Vestar and Cabot had identical or similar rights until Cabot's rights terminated as a result of the Cabot Stock Redemption on August 18, 2003.

Election and Removal of Directors. Prior to the Cabot Stock Redemption, the number of directors of the Company was fixed at nine. Since that time, the number of directors has been fixed at seven. Under the Stockholders' Agreement, the parties agreed to vote all shares of Aearo Common Stock owned or controlled by them so as to elect as members of the Board of Directors persons designated as follows: (i) Vestar designates three directors so long as Vestar and its affiliates beneficially own on a fully diluted basis at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), (ii) Vestar may designate two additional directors who are not partners, officers or employees of any of Vestar or its affiliates so long as Vestar and its affiliates beneficially own at least 31,875 shares of Aearo Common Stock (75% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition, and (iii) the Management Investors may designate two directors so long as the Management Investors together own beneficially on a fully diluted basis at least 3,750 shares of Aearo Common Stock (25% of the shares of Aearo Common Stock acquired by all Management Investors in the Formation Acquisition), provided that the two designees of the Management Investors must be initial designees as of the closing date, and in the case of subsequent designees other than the initial designees, shall be officers serving in similar capacities. The foregoing provisions relating to the election of directors terminate in the event that Vestar and its affiliates own on a fully diluted basis fewer than 4,250 shares of Aearo Common Stock (10% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition). Messrs. Alpert, O'Connell and Nagle were designated by Vestar as described in clause (i) above, Messrs. Kassling and Marsal were designated by Vestar as described in clause (ii) above and Mr. McLain and Mr. Curtin were designated by the Management Investors as described in clause (iii) above. All directors can be removed, with or without cause, and replaced by the stockholders who have the right to designate them.

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

Drag-along Rights. The Stockholders' Agreement provides that, so long as Vestar and its affiliates beneficially own at least 21,250 shares of Aearo Common Stock (50% of the shares of Aearo Common Stock acquired by them in the Formation Acquisition), if Vestar receives an offer from a third party to purchase all but not less than all outstanding shares of Aearo Common Stock and Aearo Preferred Stock and such offer is accepted by Vestar, then each party to the Stockholders' Agreement will transfer all shares of Aearo Common Stock and Aearo Preferred Stock owned or controlled by such party on the terms of the offer so accepted by Vestar, provided that all such transfers occur on substantially identical terms and the number of shares to be acquired by the third party after giving effect to all such transfers would be sufficient under the certificate of incorporation and by-laws of the Company, any applicable agreements and applicable law to permit such third party to eliminate all remaining minority interests through a merger opposed by such minority interests. These so-called "drag-along" rights do not apply to sales in a public offering or to stock that has been sold by a party to the Stockholders' Agreement in a public offering or pursuant to Rule 144.

Other Voting Matters. So long as the drag-along rights are in effect, the parties to the Stockholders' Agreement are obligated to vote all shares of Aearo Common Stock owned or controlled by them to ratify, approve and adopt the following actions to the extent that they are adopted and approved by the Board of Directors: (i) any merger or consolidation involving the Company that is, in substance, an acquisition of another Company by the Company or a sale of the Company and in either case does not affect in any way the relative rights of Vestar or result in any benefit to Vestar other than the benefits to it as a stockholder of the Company equal to the benefits received by other stockholders, share for share, and (ii) any amendment to the certificate of incorporation of the Company whereby such amendment does not adversely affect such stockholder in a manner different from that in which any other stockholder is affected. In addition, so long as the voting agreements providing for the election of directors remain in effect, the parties to the Stockholders' Agreement agreed not to vote to approve, ratify or adopt any amendment to the by-laws of the Company unless such amendment is expressly authorized by the Stockholders' Agreement or recommended by the Board of Directors.

Transfers of Common Stock. Subject to certain limitations, transfers of Aearo Common Stock and Aearo Preferred Stock by parties to the Stockholders' Agreement are restricted unless the transferee agrees to become a party to, and be bound by, the Stockholders' Agreement, provided that such restrictions do not apply to sales in a public offering or pursuant to Rule 144. In addition, subject to certain limitations, the Management Investors agreed not to transfer their shares of Aearo Common Stock or Aearo Preferred Stock without the prior written consent of Vestar. Under certain circumstances, the transfer of Aearo Common Stock or Aearo Preferred Stock by Vestar and its affiliates is permitted.

Participation Rights. Under certain circumstances, if Aearo proposes to issue any capital stock to Vestar or any of their respective affiliates, each other stockholder shall have the opportunity to purchase such capital stock on a pro rata basis.

Approval of Affiliate Transactions. The Stockholders' Agreement provides that the Company shall not, and shall cause its subsidiaries not to, enter into any transaction with any affiliate of the Company unless such transaction (i) is on fair and reasonable terms no less favorable to the Company or such subsidiary than it could obtain in a comparable arm's length transaction, (ii) is contemplated by the Stockholders' Agreement, the Asset Transfer Agreement or the Management Advisory Agreement among the Company and Vestar or (iii) is for the payment of reasonable and customary regular fees to outside directors. In no event will the Company issue Aearo Common Stock or other equity securities to Vestar or any affiliate of the Company, subject to certain limitations, below the fair market value of such shares of Aearo Common Stock or equity securities.

Registration Rights. The Stockholders' Agreement provides that, subject to certain limitations, upon a written request by Vestar, the Company will use its best efforts to effect the registration of all or part of the Aearo Common Stock owned by such requesting stockholder, provided that (i) the Company will not be required to effect more than one registration within any 360 day period and (ii) Vestar will be entitled to request more than two registrations. Under certain circumstances, if the Company proposes to register shares of Aearo Common Stock, it will, upon the written request of any stockholder, use all reasonable efforts to effect the registration of such stockholders' Aearo Common Stock.

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

Management Advisory Agreement.

In connection with the Formation Acquisition, the Company became a party to a Management Advisory Agreement with Vestar and Cabot (the "Management Advisory Agreement"), pursuant to which the Company is obligated to pay an annual management fee in an aggregate amount with respect to each fiscal year equal to the greater of (i) $400,000 and (ii) 1.25% of the consolidated net income of the Company before cash interest, taxes, depreciation and amortization for such fiscal year. Until the Cabot Stock Redemption on August 18, 2003, the fee was shared by Cabot and Vestar based on their relative equity ownership of the Company. Thereafter, the fee has been and will be paid solely to Vestar. These payments totaled approximately $728,000, $519,000 and $611,000 during the years ended September 30, 2001, 2002 and 2003, respectively. Of the $611,000 in manegment fees paid by the Company in the year ended September 30, 2003, the Company paid Vestar $167,000 in management fees for the interim period from August 18, 2003 through September 30, 2003. Messrs. Alpert, O'Connell and Nagle, three of the directors of the Company, are affiliated with Vestar in the capacities described under Item 10, "Directors and Executive Officers" and, accordingly, benefit from any payments received by Vestar.


Management and Director Loans.

The Company has made available to certain Management Investors loans in order to provide such Management Investors with funds to be applied to a portion of the purchase price of the Aearo Common Stock purchased by such Management Investors under the Stock Purchase Plan. Such loans (i) are secured by the Aearo Common Stock purchased with the proceeds thereof, (ii) bear interest at an annual rate of 2.73% and (iii) are subject to mandatory prepayment in the event the employment of such Management Investor terminates or event of maturity. At December 1, 2003, amounts outstanding in thousands of dollars were:


                                                    Aggregate
                                  Amount              Amount
                                Outstanding        Outstanding at      Interest
Management Investors           December 1, 2003   September 30, 2003    Rate
----------------------------   ----------------   ------------------   ---------
Michael A. McLain              $            665   $              661       2.73%
D. Garrad (Gary) Warren, III                248                  246       2.73%
Rahul Kapur                                  72                   72       2.73%
Joseph C. Marlette                           72                   72       2.73%
James H. Floyd                               72                   72       2.73%
M. Rand Mallitz                              82                   81       2.73%

Item 14. Principal Accountant Fees and Services



Audit Fees

The firm of Deloitte and Touche, LLP (Deloitte) has served as the Company's independent public accountants for each of the last three fiscal years ended September 30, 2001, 2002 and 2003. The aggregate fees billed by Deloitte for the audit of our financial statements included in the Annual Report on Form 10-K405 and for the review of our financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended September 30, 2001, 2002 and 2003 were $221,000, $256,000 and $275,000, respectively.

Tax Fees

The aggregate fees billed by Deloitte for the tax compliance for the fiscal years ended September 30, 2001, 2002 and 2003 were $80,000, $76,000 and $84,000, respectively.

Other Fees

The aggregate fees billed by Deloitte for additional professional services for the fiscal years ended September 30, 2001, 2002 and 2003 were $60,000, $132,000 and $312,000, respectively.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following documents are filed as part of this Annual Report on Form 10-K405:

a) 1. Financial Statements:
      See Index to financial statements under Item 8 on page 26 of this report.


      2. Financial Statement Schedules: See Schedule II on page 70 of this report.

      3.  Exhibits:
      See Index of Exhibits on pages 72 to 75 hereof.


b)    Current Reports on Form 8-K
      On July 24, 2003, the Company filed a Current Report on Form 8-K to announce its third quarter results of operations.

      On August 18, 2003, the Company filed a Current Report on Form 8-K to announce the Cabot Stock Redemption.

c)    Exhibits
      See Index of Exhibits on pages 72 to 75 hereof.

d)    Financial Statement Schedule See Schedule II on page 70 of this report.



                                   SCHEDULE II
                                AEARO CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                     For the years ended September 30, 2001,
                                 2002, and 2003
                             (Dollars in thousands)
                                                          Additions
                                    Balance at     Provisions   Charged to
                                    beginning of   Charged to    Other       Net Deductions       Balance at
                                      Period       Operations    Accounts    From Allowances     end of Period
                                   -------------   ----------   ----------   ----------------    -------------

Year ended September 30, 2001
 Bad Debt Reserve                          1,354          450          --                (973)             831

Year ended September 30, 2002
 Bad Debt Reserve                            831          999          --                (306)           1,524

Year ended September 30, 2003
 Bad Debt Reserve                          1,524          243          --                (409)           1,358



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Aearo Corporation
  Date:  December 22, 2003                  By: /s/ Michael A. McLain
                                            ---------------------
                                            Michael A. McLain
                                            Chief Executive Officer,
                                            President, and Chairman
                                            of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 22, 2003                     /s/ Michael A. McLain
                                            ---------------------
                                            Michael A. McLain
                                            President, Chief Executive
                                            Officer and Chairman
                                            (Principal Executive Officer)

Date: December 22, 2003                     /s/ Jeffrey S. Kulka
                                            --------------------
                                            Jeffrey S. Kulka
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Secretary

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


Date: December 22, 2003                     /s/ Michael A. McLain
                                            ----------------------
                                            Michael A. McLain
                                            Attorney-In-Fact

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

10.36**   Summary of Management Incentive Plan for the CEO. (M)

10.37**   Nonqualified Deferred Compensation Plan, effective August 5, 1999. (M)

10.38** Summary of Executive Supplemental Severance Pay Policy, as in effect December 1, 2002. (M)

10.39**   Supplemental Executive Retirement Plan, revised January 1, 1999. (M)

10.40 Stock Purchase Agreement, dated June 27, 2003, between Aearo Corporation, Cabot Corporation and Cabot CSC Corporation, a wholly owned subsidiary of Cabot Corporation (incorporated by reference to the same numbered exhibit of the Company's Current Report on Foam 8-K dated August 18, 2003).

10.41 Second Amendment to the Amended and Restated Credit Agreement as of July 13, 2001, dated August 15, 2003 (incorporated by reference to the same numbered exhibit of the Company's Current Report on Foam 8-K dated August 18, 2003).

10.42 Note Purchase Agreement, dated August 18, 2003, for $15,000,000 of Senior Subordinated Notes due July 15, 2005 (incorporated by reference to the same numbered exhibit of the Company's Current Report on Foam 8-K dated August 18, 2003).

10.43+ Promissory Note, Indenture of Mortgage and Assignment of Rents and Leases, each dated April 16, 1991, pertaining to a loan to Cabot Safety Corporation by American United Life Insurance Company

10.44+ Assignment and Assumption Agreement, dated April 11, 1995, between Cabot Safety Corporation and Cabot Safety Acquisition Corporation (currently Aearo Company) for Assignment of Rents and Leases to American United Life Insurance Company

10.45+ Assignment and Assumption Agreement, dated April 11, 1995, between Cabot Safety Corporation and Cabot Safety Acquisition Corporation (currently Aearo Company) for Indenture of Mortgage to American United Life Insurance Company

10.46+    Summary of Phantom Equity Program (M)

12.1+     Statements re: Computation of Ratios.

14.1+     Code of Ethics

21.1+     List of Subsidiaries.

24.1+     Powers of Attorney (see page 71 of this report).

31.1+     Certification of Principal Executive Officer

31.2+     Certification of Principal Financial Officer



* Incorporated by reference to the same numbered exhibit to the registration statement on Form S-l, No. 333-05047, of Aearo Corporation (formerly, Cabot Safety Holdings Corporation).

** Incorporated by reference to the same numbered exhibit of the Company's Annual Report on Form 10-K dated September 30, 2002.

+     Filed herewith.

(M) Identifies management contract or compensatory plan.