Form 10-Q
period 2003-12-31
AEARO CORP
filed 2004-02-17
CIK 949957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003


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

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 13, 2004 was 59,412.5.

                                Aearo Corporation
                                TABLE OF CONTENTS
           Form 10-Q for the Quarterly Period Ended December 31, 2003

PART I-FINANCIAL INFORMATION..................................................3

Item 1.  Financial Statements.................................................3
   Condensed Consolidated Balance Sheets - Assets.............................3
   Condensed Consolidated Balance Sheets - Liabilities and
      Stockholders' Equity....................................................4
   Condensed Consolidated Statements of Operations............................5
   Condensed Consolidated Statements of Cash Flows............................6
   Notes To Condensed Consolidated Financial Statements.......................7
Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.......................................16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........24
Item 4.  Controls and Procedures.............................................26

PART II - OTHER INFORMATION..................................................27

Item 1.  Legal Proceedings...................................................27
Item 2.  Changes in Securities and Use of Proceeds...........................29
Item 3.  Defaults Upon Senior Securities.....................................29
Item 4.  Submission of Matters to a Vote of Security Holders.................29
Item 5.  Other Information...................................................29
Item 6.  Exhibits and Reports on Form 8-K....................................29

SIGNATURES...................................................................30

EXHIBIT INDEX................................................................31

                          PART I-FINANCIAL INFORMATION
Item 1...Financial Statements


                                AEARO CORPORATION
                 Condensed Consolidated Balance Sheets - Assets
                             (Dollars in Thousands)

                                              December 31,       September 30,
                                                  2003               2003
                                             --------------     --------------
                                              (Unaudited)
 CURRENT ASSETS:
  Cash and cash equivalents                   $     4,670         $     7,301
  Accounts receivable (net of allowance for
    doubtful accounts of
    $1,475 and $1,358, respectively)               45,362              49,146
  Inventories                                      42,561              37,269
  Deferred and prepaid expenses                     5,615               7,321
                                             --------------     --------------
    Total current assets                           98,208             101,037
                                             --------------     --------------

LONG TERM ASSETS:
 Property, plant and equipment, net                49,092              48,869
 Goodwill, net                                     86,089              81,770
 Other intangible assets, net                      57,819              57,887
 Other assets                                       3,267               3,953
                                             --------------     --------------

    Total assets                              $   294,475         $   293,516
                                             ==============     ==============

                                AEARO CORPORATION
  Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity
         (Dollars in Thousands, Except for Per Share and Share Amounts)


                                           December 31,     September 30,
                                               2003              2003
                                          --------------    --------------
                                            (Unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt        $     18,763      $     17,767
 Accounts payable and accrued liabilities       39,177            44,043
 Accrued interest                                5,692             2,736
 U.S. and foreign income taxes                   1,883             1,885
                                          --------------    --------------

   Total current liabilities                    65,515            66,431
                                          --------------    --------------

LONG TERM LIABILITIES:
 Long-term debt                                191,904           195,786
 Deferred income taxes                           1,707             1,609
 Other liabilities                              12,073            11,334
                                          --------------    --------------

   Total liabilities                           271,199           275,160
                                          --------------    --------------

COMMITMENTS AND CONTINGENCIES

Preferred stock, $.01 par value-
(Redemption value of $63,845 and $61,910, respectively)
   Authorized--200,000 shares
   Issued and outstanding--22,500 shares         -                   -

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
   Authorized--200,000 shares
   Issued and outstanding--59,413 shares             1                 1
 Stock subscription receivables                 (1,409)           (1,399)
 Retained earnings                              29,224            26,541
 Accumulated other comprehensive loss           (4,540)           (6,787)
                                          --------------    --------------

     Total stockholders' equity                 23,276            18,356
                                          --------------    --------------

     Total liabilities and stockholders'
       equity                              $   294,475        $  293,516
                                          ==============    ==============

                               Aearo Corporation
                 Condensed Consolidated Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 For the Three Months Ended
                                                        December 31,
                                             ---------------------------------
                                                   2003              2002
                                             ---------------   ---------------

NET SALES                                     $     79,201      $     68,717

COST OF SALES                                       41,776            35,645
                                             ---------------   ---------------
   Gross profit                                     37,425            33,072

SELLING AND ADMINISTRATIVE                          27,471            24,321

RESEARCH AND TECHNICAL SERVICES                      1,741             1,583

AMORTIZATION OF INTANGIBLES                            108               116

OTHER (CREDITS) CHARGES, NET                        (1,042)              458
                                             ---------------   ---------------
   Operating income                                  9,147             6,594

INTEREST EXPENSE, NET                                5,812             4,942
                                             ---------------   ---------------
   Income before provision for income taxes          3,335             1,652

PROVISION FOR INCOME TAXES                             652               610
                                             ---------------   ---------------
   Net income                                 $      2,683      $      1,042
                                             ===============   ===============

                                Aearo Corporation
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   For the Three Months Ended
                                                           December 31,
                                                 ------------------------------
                                                     2003              2002
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $    2,683       $    1,042
   Adjustments to reconcile net income
   to cash provided by operating activities-
      Depreciation                                     2,929            2,659
      Amortization of intangible assets and
        deferred financing costs                       1,263              516
      Deferred income taxes                               (7)              --
      Other, net                                         107              217
      Changes in assets and liabilities-
        (net of effects of acquisitions)
        Accounts receivable                            5,067            8,145
        Inventories                                   (4,304)          (3,793)
        Income taxes payable                              28             (603)
        Accounts payable and accrued liabilities      (2,794)            (264)
        Other, net                                     2,003              265
                                                 -------------    -------------
        Net cash provided by operating activities      6,975            8,184
                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment         (2,353)          (2,187)
   Cash paid for acquisitions                                          (1,250)
   Proceeds provided by disposals of property,
     plant and equipment                                  12                5
                                                 -------------    -------------
        Net cash used by investing activities         (2,341)          (3,432)
                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving credit facility, net        (1,100)             --
   Repayment of term loans                            (4,466)          (3,164)
   Repayment of capital lease obligations                (61)             (49)
   Repayment of long-term debt                           (82)             (23)
   Other                                                 (11)             (12)
                                                 -------------    -------------
        Net cash used by financing activities         (5,720)          (3,248)
                                                 -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (1,545)             115
                                                 -------------    -------------

INCREASE IN (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (2,631)           1,619

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         7,301           14,480
                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    4,670       $   16,099
                                                 =============    =============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations                      $       --       $      430
                                                 =============    =============
CASH PAID FOR:
   Interest                                       $    1,325       $    1,541
                                                ==============    =============
   Income taxes                                   $      953       $        5
                                                ==============    =============

                                AEARO CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                DECEMBER 31, 2003
                                   (Unaudited)

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

2)   COMPANY BACKGROUND

     Aearo Corporation, a Delaware corporation, and its direct wholly owned subsidiary, Aearo Company, a Delaware corporation (collectively referred to herein as the "Company") manufactures and sells products under the brand names: AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites.

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

     Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates. Income and expenses are translated at the approximate average exchange rate during the period. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity.

     Foreign Currency Transactions. Foreign currency gains and losses arising from transactions by any of the Company's subsidiaries are reflected in net income.

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The effective tax rate in the three months ended December 31, 2003 and 2002 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

     Goodwill and Other Intangibles. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 142, "Goodwill and Other Intangibles". Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and reviewed for impairment at each reporting date. The following presents a summary of intangibles assets as of December 31, 2003:

                                     Gross       Accumulated        Carrying
                                     Amount      Amortization        Amount
                                 -------------   -------------   -------------
     Trademarks                    $   75,722      $  (21,409)     $   54,313
     Customer Relationship List         1,850             (46)          1,804
     Patents                            2,118            (837)          1,281
     Other                              1,549          (1,128)            421
                                 -------------   -------------   -------------
     Total Intangibles             $   81,239      $  (23,420)     $   57,819
                                 =============   =============   =============

     Aggregate Estimate of Amortization Expense:

     For the year ended 9/30/2004                              $          431
     For the year ended 9/30/2005                              $          401
     For the year ended 9/30/2006                              $          405
     For the year ended 9/30/2007                              $          417
     For the year ended 9/30/2008                              $          328
     For the year ended 9/30/2009                              $          340

     The following presents the changes in the carrying amount of goodwill for the period ended December 31, 2003:


     Balance October 1, 2003                                   $       81,770
     Additions                                                             --
     Impairments                                                           --
     Translation adjustment                                             4,319
                                                              ----------------
     Balance December 31, 2003                                 $       86,089
                                                              ================

     Employers' Disclosure about Pension and Other Post Retirement Benefit. In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits". The revision of SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other post retirement plans. The provisions of this statement regarding interim disclosures will be effective for the Company in the period ending March 31, 2004.

     Stock-based Compensation. The Company currently accounts for stock-based compensation under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25. The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding awards: (Dollars in thousands)

                                                    Three Months Ended
                                                        December 31,
                                                -----------------------------
                                                    2003             2002
                                                -------------   -------------
                                                 (Unaudited)     (Unaudited)
     Net income as reported                      $     2,683     $    1,042
     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of tax                                          (37)           (34)
                                                -------------   -------------
     Proforma net income                         $     2,646     $    1,008
                                                =============   =============

     Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.

     The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction. From time to time the Company enters into forward foreign currency contracts and interest rate swap, cap and collar agreements, which are derivatives as defined by SFAS No. 133. The Company enters into forward foreign currency contracts to mitigate the effects of changes in foreign currency rates on profitability and enters into interest rate swap and collar agreements to hedge its variable interest rate risk. These derivatives are cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Amounts accumulated in other comprehensive income will be reclassified as earnings when the related product sales affect earnings for forward foreign currency contracts. As a result of the forward foreign currency contracts, the Company has recorded a derivative payable of $0.8 million and $0.4 million at December 31, 2003 and September 30, 2003, respectively. All forward foreign currency contracts will expire over the next nine months.

     During the periods ending December 31, 2003 and 2002, the Company reclassified into earnings a net loss of approximately $0.2 million and $0.1 million, respectively, resulting from the exercise of forward foreign currency contracts. All forward foreign currency contracts were determined to be highly effective; therefore no ineffectiveness was recorded in earnings.

     The Company also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $ 0.1 million for each of the periods ended December 31, 2003 and 2002.

     The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004. The fair value of the cap at December 31, 2003 and September 30, 2003 was $0.1 million, respectively. The Company has not elected to take hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, any fair value adjustment is charged directly to other income/(expense). During the quarter ended December 31, 2003 there was no change in the value of the interest rate cap.

4)   COMPREHENSIVE INCOME

     Comprehensive income consisted of the following (Dollars in thousands):

                                                       Three months ended
                                                           December 31,
                                                 -----------------------------
                                                      2003            2002
                                                 -------------   -------------
                                                   (Unaudited)    (Unaudited)

     Net income                                   $    2,683      $    1,042
        Foreign currency translation adjustment,
        net of income taxes                            2,636           2,868
        Unrealized loss on derivative instruments,
        net of Income taxes                             (389)           (597)
                                                 -------------  --------------
     Comprehensive income                         $    4,930     $     3,313
                                                 =============  ==============

5)   INVENTORIES
     Inventories consisted of the following (Dollars in thousands):

                                                  December 31,   September 30,
                                                     2003            2003
                                                 -------------   -------------
                                                  (Unaudited)

        Raw materials                             $     9,952     $     8,301
        Work in process                                10,599          11,976
        Finished goods                                 22,010          16,992
                                                 -------------   -------------
                                                  $    42,561     $    37,269
                                                 =============   =============

     Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

6)   DEBT

     The Company's debt structure includes: (a) $98.0 million of 12.5% Senior Subordinated Notes ("Notes") due 2005, which are publicly held and redeemable at the option of the Company, in whole or in part, at various redemption prices, (b) $15.0 million of Holding Company Notes due 2005, and
     (c) up to an aggregate of $130.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies and (ii) the Revolving Credit Facility providing for up to $30.0 million of revolving loans for general corporate purposes (collectively the "Senior Bank Facilities"). In addition the Company has the capacity to borrow $5.0 million under a U.K. overdraft facility (the "Overdraft Facility"). The amount outstanding on the Term Loans and Revolving Credit Facility at December 31, 2003, were approximately $83.4 and $10.6 million, respectively. The U.K overdraft facility has not been formalized or executed; therefore no amounts were outstanding at December 31, 2003. Under the terms of the Senior Bank Facilities, the Note Indenture and the Note Purchase Agreement for the Holding Company Notes, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2003.

     To finance part of the redemption of Aearo's common and preferred stock owned by Cabot Corporation in August 2003, the Company authorized the issuance and sale of $15.0 million aggregate principal of Holding Company Notes due July 15, 2005.

     The Company's Board of Directors has authorized management to repurchase, from time to time, a portion of the Company's 12.5% Notes, subject to market conditions and other factors. No assurances can be given as to whether or when such repurchases will occur.

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

     At December 31, 2003 and September 30, 2003, the Company has recorded liabilities of approximately $4.5 million, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2008 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

8)   SEGMENT  REPORTING

     The  Company  manufactures  and  sells  products  under  the  brand  names:
     AOSafety(R), E-A-R(R), Peltor(R) and SafeWaze(TM). These products are sold through three reportable segments, which are Safety Products, Safety Prescription Eyewear and Specialty Composites. The Safety Products segment manufactures and sells hearing protection devices, communication headsets, non-prescription safety eyewear, face shields, reusable and disposable respirators, hard hats, fall protection and first aid kits. The Safety Prescription Eyewear segment manufactures and sells prescription eyewear products that are designed to protect the eyes from the typical hazards encountered in the industrial work environment. The Company's Safety Prescription Eyewear segment purchases component parts (lenses and the majority of its frames) from various suppliers, grinds, shapes and applies coatings to the lenses in accordance with the customer's prescription, and then assembles the glasses using the customer's choice of frame. The Specialty Composites segment manufactures a wide array of energy-absorbing materials that are incorporated into other manufacturers' products to control noise, vibration and shock.

Net Sales by Business Segment (Dollars in thousands):

                                                       Three Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  -------------   -------------
                                                   (Unaudited)     (Unaudited)
    Safety Products                                $   59,780      $   50,486
    Safety Prescription Eyewear                         9,464           9,804
    Specialty Composites                                9,957           8,427
                                                  -------------   -------------
    Total                                          $   79,201      $   68,717
                                                  =============   =============

     Inter-segment sales from the Specialty Composites segment to the Safety Products segment totaled $0.7 million and $0.8 million for the three months ended December 31, 2003 and 2002, respectively. The inter-segment sales value is determined at fully absorbed inventory cost at standard rates plus 25%.

Profit (loss) by Business Segment and reconciliation to income before provision for income taxes (Dollars in thousands):

                                                     Three Months Ended
                                                         December 31,
                                                 -----------------------------
                                                      2003           2002
                                                 -------------   -------------
                                                  (Unaudited)     (Unaudited)

     Safety Products                              $   11,230      $    8,957
     Safety Prescription Eyewear                        (214)            (68)
     Specialty Composites                              1,168             480
                                                 -------------   -------------
     Segment profit                                   12,184           9,369

     Depreciation                                      2,929           2,659
     Amortization of intangibles                         108             116
     Interest                                          5,812           4,942
                                                 -------------   -------------
     Income before provision for income taxes     $    3,335      $    1,652
                                                 =============   =============

     Segment profit is defined as operating income before depreciation, amortization, interest expense and income taxes and represents the measure used by the chief operating decision maker to assess segment performance and make decisions about the allocation of resources to business segments.

9)   RESTRUCTURING CHARGE

     During fiscal 2001, the Company recorded a restructuring charge of $11.4 million relating to a restructuring plan announced by the Company to improve its competitive position and long-term profitability. The plan includes the closure of its Ettlingen, Germany plant, significantly reorganizing operations at the Company's Varnamo, Sweden plant, rationalizing the manufacturing assets and product mix of its Specialty Composites business unit and a reduction of products and product lines.

     During the 4th quarter of fiscal 2003, the Company reversed $0.3 million of reserves related to the September 30, 2001 restructuring provision. The adjustment represents a change in estimate of the plan for the disposal of certain items of inventory and was classified as a reduction in cost of sales.

     The following table displays the activity and balances of the restructuring reserve account for the three months ended December 31, 2003 (Dollars in thousands):


                                  September 30,                    December 31,
                                       2003          Charges          2003
                                  -------------   -------------   -------------
     Employee termination costs    $      224      $      (46)     $      178
     Lease agreements                   1,456            (189)          1,267
     Loss on disposal of assets           691            (322)            369
     Other                                 17                              17
                                  -------------   -------------   -------------
     Total                         $    2,388      $     (557)     $    1,831
                                  =============   =============   =============

10)  ACQUISITIONS

     On March 14, 2003 the Company acquired VH Industries, Inc. ("VH") of Concord, North Carolina for approximately $11.6 million. VH Industries is a manufacturer of fall protection products sold under the SafeWaze trade name in the United States. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", and accordingly, the operating results of VH have been included with those of the Company subsequent to March 14, 2003. The following unaudited pro forma information presents results as if the acquisition had occurred at the beginning of the respective periods (Dollars in thousands):

                                                     Three Months Ended
                                                        December 31,
                                                -----------------------------
                                                    2003             2002
                                                -------------   -------------
     Net sales as reported                       $   79,201      $   68,717
     Pro forma sales                                 79,201          71,058

     Net income as reported                      $    2,683      $    1,042
     Pro forma net income                             2,683           1,369

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

Restructuring - The Company recorded a restructuring charge in fiscal 2001 based on a plan to improve its competitive position and long-term profitability. The provision recorded was based on estimates of the expected costs associated with site closures, consolidation of products and product lines, disposal of assets, contract terminations or other costs directly related to the restructuring. To the extent that actual costs may differ from amounts recorded, revisions to the estimated reserves would be required. A reduction of $0.3 million was made during the 4th quarter of fiscal 2003 to account for new information made available during the year.

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

Goodwill - The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on October 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In testing for a potential impairment of goodwill, SFAS No. 142 requires the Company to individually allocate and assign the carrying value of assets and liabilities (including goodwill) to specific reporting units or business segments, estimate the fair value of the reporting units or business segments, and determine goodwill impairment by comparing the estimated fair value to the assigned carrying value. The process of evaluating the potential impairment is highly subjective and requires significant judgment at many points during the analysis.

As of January 1, 2004, the Company is in the process of performing its annual impairment evaluation. The Company may incur charges for impairment of goodwill in the future if the carrying value of assets exceeds the estimated fair value. Any future impairment charge could adversely affect the Company's results of operation and financial position.

                                            Results of Operations
                                            (Dollars in Thousands)
                                                 (Unaudited)

                                         Three months ended December 31,
                                -----------------------------------------------
                                    2003         %           2002         %
                                ------------  --------   ------------  --------
Net Sales
   Safety Products               $  59,780      75.5      $  50,486      73.5
   Safety Prescription Eyewear       9,464      11.9          9,804      14.3
   Specialty Composites              9,957      12.6          8,427      12.2
                                ------------  --------   ------------  --------
      Total net sales               79,201     100.0         68,717     100.0
Cost of Sales                       41,776      52.7         35,645      51.9
                                ------------  --------   ------------  --------
Gross profit                        37,425      47.3         33,072      48.1

Operating Expenses
   Selling and administration       27,471      34.7         24,321      35.4
   Research and technical services   1,741       2.2          1,583       2.3
   Amortization                        108       0.1            116       0.1
   Other charges (income), net      (1,042)     (1.3)           458       0.7
                                ------------  --------   ------------  --------
      Total operating expenses      28,278      35.7         26,478      38.5
Operating income                     9,147      11.6          6,594       9.6
Interest expense, net                5,812       7.3          4,942       7.2
                                ------------  --------   ------------  --------
Income before provision
  for income taxes                   3,335       4.3          1,652       2.4
Provision for income taxes             652       0.8            610       0.9
                                ------------  --------   ------------  --------
Net income                       $   2,683       3.5      $   1,042       1.5
                                ============  ========   ============  ========



Results of Operations -- Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Sales. Net sales in the three months ended December 31, 2003 increased 15.3% to $79.2 million from $68.7 million in the three months ended December 31, 2002. The increase in net sales was primarily driven by organic growth in the Safety Products and Specialty Composites segments, the impact of the SafeWaze acquisition and foreign currency translation, partially offset by a decline in the Safety Prescription Eyewear segment. The weakness of the U.S. dollar and the SafeWaze acquisition favorably impacted net sales by $3.5 million and $2.2 million, respectively. The Safety Products segment net sales in the three months ended December 31, 2003 increased 18.4% to $59.8 million from $50.5 million in the three months ended December 31, 2002. The increase in net sales resulted from 7.4% increase due to organic growth, a 6.6% increase due to foreign currency translation and a 4.4% increase due to the acquisition of SafeWaze. Organic sales growth for the Safety Products segment, defined as net sales less the impact of foreign currency translation and acquisitions, has increased for six consecutive quarters. The Company attributes this growth to its ability to successfully introduce new products into the markets it serves. The Safety Prescription Eyewear segment net sales in the three months ended December 31, 2003 decreased 3.5% to $9.5 million from $9.8 million in the three months ended December 31, 2002. The decrease in net sales was primarily due to the reduction in manufacturing employment in North America. Specialty Composites' net sales in the three months ended December 31, 2003 increased 18.2% to $10.0 million from $8.4 million in the three months ended December 31, 2002. The increase was primarily driven by volume increases in the precision electronics and truck markets. The Company tracks measures such as computer and electronic production data and truck build rates to gauge the momentum in the Specialty Composites segment which has been experiencing positive sales trends in the last two quarters.

Gross Profit. Gross profit in the three months ended December 31, 2003 increased 13.2% to $37.4 million from $33.1 million in the three months ended December 31, 2002. The increase in gross profit is primarily due to improved sales volumes, continued productivity improvements in manufacturing operations, the impact of acquisitions and the effects of foreign currency translation. Gross profit as a percentage of net sales in the three months ended December 31, 2003 was 47.3% as compared to 48.1% in the three months ended December 31, 2002. The decline in the gross profit percentage of net sales is primarily due to product and channel mix.

Operating Expenses. Operating expenses in the three months ended December 31, 2003 increased 6.8% to $28.3 million from $26.5 million in the three months ended December 31, 2002. The increase in operating expenses was primarily driven by an increase in selling and administrative and research and technical services expenses, partially offset by a decrease in other charges (income), net. Selling and administrative expenses included approximately $0.6 million of expenses due to acquisitions and $1.0 million due to foreign exchange as well as increased spending to support new product launches and build brand support. Selling and administrative expenses as a percentage of net sales decreased to 34.7% in the three months ended December 31, 2003 as compared to 35.4% in the three months ended December 31, 2002. Other charges (income), net was income of $1.0 million for the three months ended December 31, 2003 as compared to expense of $0.5 million in the three months ended December 31, 2002. The improvement of $1.5 million was primarily driven by foreign currency transaction gains in the period ended December 31, 2003 and assets write-offs of $0.3 million in the period ended December 31, 2002 that did not reoccur in the period ended December 31, 2003.

Operating Income. Primarily as a result of the factors mentioned above, operating income increased 38.7% to $9.1 million in the three months ended December 31, 2003 from $6.6 million in the three months ended December 31, 2002. Operating income as a percentage of net sales in the three months ended December 31, 2003 increased to 11.6% as compared to 9.6% in the three months ended December 31, 2002.

Interest Expense, Net. Interest expense, net, in the three months ended December 31, 2003 increased 17.6% to $5.8 million from $4.9 million in the three months ended December 31, 2002. The increase is attributed to higher weighted average borrowings for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The increase in borrowings can be mainly attributed to the issuance of $15.0 million of Holding Company Notes to finance part of the redemption of Aearo's common and preferred stock owned by Cabot Corporation.

Provision For Income Taxes. The provision for income taxes in the three months ended December 31, 2003 was $0.7 million as compared to $0.6 million in the three months ended December 31, 2002. The effective tax rate in the three months ended December 31, 2003 and 2002 was different from the statutory rate due to the mix of income between the Company's foreign and domestic subsidiaries. The Company's foreign subsidiaries had taxable income in their foreign jurisdictions while the Company's domestic subsidiaries have net operating loss carry-forwards for income tax purposes. Due to the uncertainty of realizing these tax benefits, the tax benefits generated by the net operating losses have been fully offset by a valuation allowance.

Net Income. For the three months ended December 31, 2003 the Company had net income of $2.7 million as compared to $1.0 million for the three months ended December 31, 2002 mainly for the reasons described above.

Effects of Changes in Exchange Rates

In general, the Company's results of operations are affected by changes in exchange rates. Subject to market conditions, the Company prices its products in Europe and Canada in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company, and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company's Swedish operations are also affected by changes in exchange rates relative to the Swedish Krona. In contrast to the above, a decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company. The Company utilizes forward foreign currency contracts, and other hedging instruments, to mitigate the effects of changes in foreign currency rates on profitability.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

Liquidity and Capital Resources

The Company's sources of funds have consisted primarily of operating cash flow and debt financing. The Company's uses of those funds consist principally of debt service, capital expenditures and acquisitions.

To finance part of the redemption of Aearo's common and preferred stock owned by Cabot Corporation in August 2003, the Company authorized the issuance and sale of $15.0 million aggregate principal of Holding Company Notes due July 15, 2005.

The Company's debt structure includes: (a) $98.0 million of 12.5% Senior Subordinated Notes ("Notes") due 2005, which are publicly held and are redeemable at the option of the Company, in whole or in part, at various redemption prices, (b) $15.0 million of Holding Company Notes due 2005, and (c) up to an aggregate of $130.0 million under a credit agreement with various banks comprised of (i) a secured term loan facility consisting of loans providing for up to $100.0 million of term loans (collectively the "Term Loans") with a portion of the Term Loans denominated in foreign currencies and (ii) the Revolving Credit Facility providing for up to $30.0 million of revolving loans for general corporate purposes (collectively the "Senior Bank Facilities"). In addition the Company has the capacity to borrow $5.0 million under a U.K. overdraft facility (the "Overdraft Facility"). The amount outstanding on the Term Loans and Revolving Credit Facility at December 31, 2003, were approximately $83.4 and $10.6 million, respectively. The U.K overdraft facility has not been formalized or executed; therefore no amounts were outstanding at December 31, 2003. Under the terms of the Senior Bank Facilities, the Note Indenture and the Note Purchase Agreement for the Holding Company Notes, Aearo Company is required to comply with certain financial covenants and restrictions. Aearo Company was in compliance with all financial covenants and restrictions at December 31, 2003.

The Company's Board of Directors has authorized management to repurchase, from time to time, a portion of the Company's 12.5% Notes, subject to market conditions and other factors. No assurances can be given as to whether or when such repurchases will occur.

Maturities under the Company's Term Loans are: $13.4 million for the remainder of fiscal 2004 and $70.0 million in fiscal 2005. Other than upon a change of control or as a result of certain asset sales, or in the event that certain excess funds exist at the end of the current fiscal year, the Company will not be required to make additional principal payments in respect of the Term Loans until maturity in 2005. The Company is required to make interest payments with respect to the Senior Bank Facilities, the Notes and the Holding Company Notes. The Company's Revolving Credit Facility and Term Loans mature in March 2005.

The Company typically makes capital expenditures related primarily to the maintenance and improvement of manufacturing facilities. The Company's principal source of cash to fund these capital requirements is cash from operations. The Company spent $2.4 million and $2.2 million, respectively for capital expenditures for the three months ended December 31, 2003 and 2002, respectively.

The Company's net cash provided by operating activities for the three months ended December 31, 2003 totaled $7.0 million as compared to $8.2 million for the three months ended December 31, 2002. The decrease of $1.2 million was due primarily to a $3.9 million decrease related to the net changes in assets and liabilities, partially offset by an improvement in net income adjusted for cash and non-cash charges (depreciation, amortization, deferred taxes and other). The Company's net changes in assets and liabilities was primarily driven by a decrease in cash from receivables, inventory and accounts payable and accrued liabilities, partially offset by an increase in cash from income taxes and other, net.

Net cash used by investing activities was $2.3 million for the three months ended December 31, 2003 as compared to $3.4 million for the three months ended December 31, 2002. The decrease in net cash used by investing activities is primarily attributed to acquisitions made in the three months ended December 31, 2002.

Net cash used by financing activities for the three months ended December 31, 2003 was $5.7 million compared with net cash used by financing activities for the three months ended December 31, 2002 of $3.2 million. The change of $2.5 million is primarily due to the increased repayment of the revolving credit facility and term loans in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

The Company maintains a non-contributory defined benefit cash balance pension plan. The Company utilizes an outside actuarial firm to estimate pension expense and funding based on various assumptions including the discount rate and the expected long-term rate of return on plan assets. In developing the expected long-term rate of return assumption, the Company's management evaluates input from outside investment advisors and actuaries as of the measurement date.
Actual asset returns for the Company's pension plan improved in fiscal 2003 after two years of negative returns. Although recent trends have been positive, the Company lowered the long-term rate of return on plan assets from 8.5% to 8.0% for the year ended September 30, 2003. The Company's management believes that this rate is reasonable based on historical trends over a 20-30 year period. The estimated effect of a 1% change in the expected long-term rate of return on plan assets results in a $0.1 million impact on pension expense. The discount rate had also been lowered from 6.75% to 6.00% for the fiscal year ended September 30, 2003. The Company bases the discount rate on the AA Corporate bond yields. The estimated impact of a 1% change in the discount rate results in a $0.2 million impact on pension expense.

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

Off-Balance Sheet Arrangements

The Company has no financing arrangements involving variable interest entities.

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

Foreign Currency Risk

The Company's results of operations are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates. While many of the Company's selling and distribution costs are denominated in Canadian and European currencies, a large portion of product costs are U.S. Dollar denominated. As a result, a decline in the value of the U.S. Dollar relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the U.S. Dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company's Swedish operations are also affected by changes in exchange rates relative to the Swedish Krona. A decline in the value of the Krona relative to other currencies can have a favorable impact on the profitability of the Company and an increase in the value of the Krona relative to other currencies can have a negative impact on the profitability of the Company.

To mitigate the effects of changes in foreign currency rates on profitability the Company executes two hedging programs, one for transaction exposures, and the other for cash flow exposures in foreign operations. The Company utilizes forward foreign currency contracts for transaction as well as cash flow exposures. For the three months ended December 31, 2003 and 2002, net transaction exposures were a loss of $0.1 million, respectively. Cash flow exposures for the same period were a loss of $0.2 million and $0.1 million, respectively. In addition, the Company limits the foreign exchange impact on the balance sheet with foreign denominated debt in Great Britain Pound Sterling, Euros and Canadian dollars.

SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of the forward foreign currency contracts, the Company has recorded a derivative payable of $0.8 million and $0.4 million at December 31, 2003 and September 30, 2003, respectively. All forward foreign currency contracts will expire over the next nine months.

The Company also executes forward foreign currency contracts for up to 30-day terms to protect against the adverse effects that exchange rate fluctuations may have on the foreign-currency-denominated trade activities (receivables, payables and cash) of foreign subsidiaries. These contracts have not been designated as hedges under SFAS No. 133 and accordingly, the gains and losses on both the derivative and foreign-currency-denominated trade activities are recorded as transaction adjustments in current earnings. The impact on earnings was a loss of approximately $ 0.1 million for each of the periods ended December 31, 2003 and 2002.

Interest Rates

The Company is exposed to market risk changes in interest rates through its debt. The Company utilizes interest rate instruments to reduce the impact of either increases or decreases in interest rates on its floating rate debt.

The Company has approximately $30.5 million of variable rate debt protected under an interest rate cap arrangement through December 31, 2004. The fair value of the cap at December 31, 2003 and September 30, 2003 was $0.1 million, respectively. The Company has not elected to take hedge accounting treatment for the interest rate cap as defined under SFAS No, 133 and, as a result, any fair value adjustment is charge directly to other income/(expense). During the quarter ending December 31, 2003 there was no change in the value of the interest rate cap.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2003, and have determined that such disclosure controls and procedures are effective.


There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At December 31, 2003 and September 30, 2003, the Company has recorded liabilities of approximately $4.5 million, which represents reasonable estimates of its probable liabilities for product liabilities substantially related to asbestos and silica-related claims as determined by the Company in consultation with an independent consultant. This reserve is re-evaluated periodically and additional charges or credits to operations may result as additional information becomes available. Consistent with the current environment being experienced by companies involved in asbestos and silica-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Various factors increase the difficulty in determining the Company's potential liability, if any, in such claims, including the fact that the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought. Additionally, the bankruptcy filings of other companies with asbestos and silica-related litigation could increase the Company's cost over time. In light of these and other uncertainties inherent in making long-term projections, the Company has determined that the five-year period through fiscal 2008 is the most reasonable time period for projecting asbestos and silica-related claims and defense costs. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the 1995 Asset Transfer Agreement, but recognizing the inherent uncertainties in the projection of any future events, it is management's opinion that these suits or claims should not result in final judgments or settlements in excess of the Company's reserve that, in the aggregate, would have a material effect on the Company's financial condition, liquidity or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
     None.

Item 3.  Defaults Upon Senior Securities
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
     None.

Item 5.  Other Information
     None.

Item 6.  Exhibits  and Reports on Form 8-K

(a)  Exhibits  See Index of Exhibits on page 29 hereof.
(b)  Reports on Form 8-K
     On October 9, 2003, the Company filed a Current Report on Form 8-K to announce its revenues for the fiscal year ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 2004                        AEARO CORPORATION

                                                /s/ Jeffrey S. Kulka

                                                --------------------------------
                                                Jeffrey S. Kulka
                                                Senior Vice President,
                                                Chief Financial Officer,
                                                Treasurer, and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBITS           DESCRIPTION

        31.1            Certification of Principal Executive Officer
        31.2            Certification of Principal Financial Officer